Form 10-Q
period 1995-03-31
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1995-05-11
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                               March 31, 1995
                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
- --------    THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number
                                    0-16890
                                   ---------

                 RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                 -------------------------------------------
            (Exact name of registrant as specified in its charter)

           Wisconsin                            39-1558614
- -------------------------------           -----------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)             Identification Number

   20875 Crossroads Circle
         Suite 800
    Waukesha, Wisconsin                          53186
- --------------------------------           ----------------------
   (Address of principal                       (Zip Code)
     executive offices)

Registrant's telephone number, including area code (414) 798-0900
                                                   ---------------
     Securities registered pursuant to Section 12(b) of the Act:
                               None
                              ------
     Securities registered pursuant to Section 12(g) of the Act:
                   LIMITED PARTNERSHIP INTERESTS
                   -----------------------------
                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes     X                     No
               ------                       ------

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                             FORM 10-Q

                        TABLE OF CONTENTS

                                                           PAGES
PART I      FINANCIAL INFORMATION

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures

                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT MARCH 31, 1995 AND DECEMBER 31, 1994
                                        UNAUDITED       AUDITED
                                         MARCH 31,    DECEMBER 31,
         ASSETS                            1995          1994
- --------------------------------       -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,016,612 in 1995 and
$2,916,170 in 1994 and an
allowance to reduce carrying
value of $124,297 in 1995 and
$124,297 in 1994                        10,286,296      10,386,738

CASH AND CASH EQUIVALENTS                  256,431         230,502

RENT AND OTHER RECEIVABLES                  88,386          81,157

OTHER ASSETS                                10,273          19,986

DEFERRED CHARGES (less accumulated
amortization of $958,241 in 1995
and $925,077 in 1994)                      227,690         260,853
                                       -----------     -----------
TOTAL ASSETS                            10,869,076      10,979,236
                                       ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      216,398         232,068

TENANT SECURITY DEPOSITS                   133,520         128,727

AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                             430,650         435,033

PARTNERS' CAPITAL                       10,088,508      10,183,408
                                       -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                 10,869,076      10,979,236
                                       ===========      ===========

<F1>
     The accompanying notes are an integral part of these statements.

                                  I-1
                      RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

                       Statement of Operations
          For the three months ended March 31, 1995, and 1994
                              Unaudited
                                         3 MONTHS       3 MONTHS
                                       ENDED MARCH    ENDED MARCH
                                        31, 1995       31, 1994
                                       -----------    -----------
REVENUE:
     Rental income                        554,496        536,991
     Interest and other income             18,361          9,590
                                        ---------      ---------
                                          572,857        546,581

OPERATING EXPENSES:
     Depreciation and amortization        133,605        141,583

     Management fees                       29,670         29,670

     Property operation and
      administrative expenses             247,650        248,619

     Bad Debts                                 96          1,421
                                       ----------      ---------
                                          411,021        421,293

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME FROM
 JOINT VENTURE                            161,836        125,288
                                        ---------      ---------

AFFILIATE'S PARTICIPATION IN
 INCOME FROM JOINT VENTURE                 (7,908)        (7,673)
                                        ----------     ----------

NET INCOME                                153,928        117,615
                                        ==========     ==========

 The accompanying notes are an integral part of these statements.





                                  I-2

                      RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
           For the three months ended March 31, 1995 and
                for the year ended December 31, 1994

                                      UNAUDITED
                              General      Limited
                              Partner      Partners
                         (5% ownership) (95% ownership)    Total
                         -------------   ------------    ---------
BALANCE, January 1, 1994       5,113     13,206,687    13,211,800
                            ---------   ------------  ------------
NET INCOME                    26,464        502,812       529,276

CASH DISTRIBUTIONS           (56,433)    (3,501,235)   (3,557,668)
                            ---------   ------------  ------------

BALANCE, December 31, 1994   (24,856)    10,208,264    10,183,408
                            =========   ============  ============

NET INCOME                     7,696        146,232       153,928

CASH DISTRIBUTIONS           (12,441)      (236,387)     (248,828)
                            ---------   ------------  ------------

BALANCE, MARCH 31, 1995      (29,601)    10,118,109    10,088,508
                            =========   ============  ============

      The accompanying notes are an integral part of these statements.














                                  I-3

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
        For the three months ended March 31, 1995 and 1994

                                         UNAUDITED
                                3 MONTHS              3 MONTHS
                            ENDED MARCH 31,        ENDED MARCH 31,
                                  1995                   1994
                            ---------------        ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

  Net income                       153,928               117,615
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     133,605               141,582
 Loss on sale of investment
   property                              0                20,535
 Decrease (increase) in
   Receivables-net                  (7,229)              (10,422)
 Increase (decrease) in
   Accounts payable and
   accrued expenses                (15,670)              (50,927)
 Decrease (Increase) in Other
   Assets                            9,713                  (305)
 Increase (decrease) in tenant
   security deposits                 4,793                   825
  Affiliate's participation in
   income from joint venture         7,908                 7,673
                               ------------          ------------
Net Cash provided by
 operating activities:             287,048               226,576

CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

 Additions to property and
  equipment                              0                (2,900)

Proceeds from sale of
 investment property                     0               284,891
                               ------------          ------------
 Net Cash used for
  investing activities                   0              (281,991)
                               ------------          ------------



                                  I-4
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash distributions
   to Partners                    (248,828)           (2,461,797)
                               ------------          ------------
Allocated distributions to
  cash flow to joint venture
  partner-affiliate                (12,291)              (14,135)
                               ------------          ------------
Net Cash provided from (used
  for) financing activities       (261,119)           (2,475,932)
                               ------------          ------------
Increase (Decrease) in
  cash balance                     (25,929)           (1,967,365)

Cash balance beginning
  of period                        230,502             2,537,373
                               ------------          ------------

Cash balance end of period         256,431               570,008
                               ============          ============

      The accompanying notes are an integral part of these statements.


























                                  I-5
RAL YIELD + EQUITIES IV
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Yield + Equities IV Limited Partnership is omitting its footnote disclosure. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1994. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Copies of the audited financial statements will be furnished upon request.

In the opinion of management, the unaudited interim financial statements presented herein reflect all adjustments necessary to a fair statement of the results for the interim periods presented. Events which have occurred subsequent to the end of the most recent fiscal year which would have a material impact on the Partnership are discussed in the following section.






























                                  I-6
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP is a Wisconsin Limited Partnership formed on August 8, 1986, under the Wisconsin Revised Uniform Limited Partnership Act. The Partnership was formed to acquire new and existing income-producing properties for cash.

The Partnership purchased a total of fifteen income-producing properties. The Partnership originally purchased six mobile home communities (three in Wisconsin and three in Minnesota) and two garden apartment complexes located in Ohio and Maryland. The Partnership also originally purchased the following commercial properties: a Taco Bell restaurant located in Longmont, Colorado; two retail auto parts and service stores located in Menasha, Wisconsin and Neenah, Wisconsin; a mobile home park office located in Beaver Dam, Wisconsin and three Hardee's restaurants, located in Mundelein, Illinois; Joliet, Illinois; and Eagan, Minnesota.

The Partnership sold one of the mobile home communities and two of the commercial properties during 1993. An additional commercial property was sold in 1994.

Liquidity and Capital Resources:

Properties acquired by the Partnership are intended to be held for approximately seven to ten years. During the Properties' holding periods, the investment strategy is to maintain (on the "triple net lease" restaurant properties) and improve (on the residential properties) occupancy rates through the application of professional property management (including selective capital improvements). Cash flow generated from property operations is distributed to the partners on a quarterly basis. The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash provided by operating activities for the three months ended March 31 was $287,228 in 1995 and $226,576 in 1994. As of
March 31, 1995 the Partnership had cash of approximately $256,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totalled approximately $350,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems, in light of the excess of current liabilities over cash on hand, due to the nature of the current liabilities. Approximately $134,000 of the current liabilities represent tenant security deposits. The majority of



                                  I-7

the remaining current liabilities are accrued and escrowed real estate taxes payable in installments, in 1995 and 1996. The
Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $236,000 was made to the Limited Partners in February, 1995. Total limited partner distributions made during 1994 were approximately
$3,501,000.  Of the total 1994 distributions, $2,429,000
represented return of capital distributions.

Results of Operations:

Gross revenues for the three months ended March 31 were $572,857 in 1995 compared to $546,581 in 1994. Total expenses for the three months ended March 31 were $411,021 in 1995 and $421,293 in 1994.

Net income for the three months ended March 31 was $153,928 in 1995 compared to $118,000 in 1994.

Net income increased as a result of increased rents in the residential properties and the impact of the formerly vacant commercial property located in Neenah, Wisconsin becoming leased during mid-1994 to a national auto service center.

The leases of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the three months ended March 31, 1995 and calendar year 1994:
                                         3 Months ended
                                         March 31, 1995      1994
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               94%            93%
     3.    Maplewood MHP                      100%            99%
     4.    Alexandria MHP                      83%            83%
     5.    Northrup Court Apartments           97%            97%
     6.    Parkwood Estates MHP                81%            85%
     7.    Cedar Crossing Apartments          100%            99%



                                  I-8

Inflation:

Due to the relatively low level of inflation since the Partnership commenced operations, the effect of inflation on the Partnership has not been material to date. Should the rate of inflation increase substantially over the life of the Partnership, it is likely to influence ongoing operations, in particular, the operating expenses of the Partnership. All commercial leases contain clauses permitting pass-through of certain increased operating costs. Residential leases are typically of one year or less in duration; this allows the Partnership to react quickly (through rental increases) to changes in the level of inflation. These factors should serve to reduce, to a certain degree, any impact of rising costs on the Partnership.





































                                  I-9


                    S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  May 12, 1995                         Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner

                                            Christine Kennedy
                                            ----------------------
                                            Christine Kennedy
                                            Controller