Form 10-Q
period 1995-06-30
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1995-08-15
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                               June 30, 1995
                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
--------    THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number
                                    0-16890
                                   ---------

                 RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                 -------------------------------------------
            (Exact name of registrant as specified in its charter)

           Wisconsin                            39-1558614
-------------------------------           -----------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)             Identification Number

   20875 Crossroads Circle
         Suite 800
    Waukesha, Wisconsin                          53186
--------------------------------           ----------------------
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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT JUNE 30, 1995 AND DECEMBER 31, 1994
                                        UNAUDITED       AUDITED
                                         JUNE 30,    DECEMBER 31,
         ASSETS                            1995          1994
--------------------------------       -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,080,547 in 1995 and
$2,916,170 in 1994 and an
allowance to reduce carrying
value of $124,297 in 1995 and
$124,297 in 1994                        10,222,715      10,386,738

CASH AND CASH EQUIVALENTS                  266,030         230,502

RENT AND OTHER RECEIVABLES                 114,743          81,157

OTHER ASSETS                                   560          19,986

DEFERRED CHARGES (less accumulated
amortization of $991,404 in 1995
and $925,077 in 1994)                      194,526         260,853
                                       -----------     -----------
TOTAL ASSETS                            10,798,574      10,979,236
                                       ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      185,846         232,068

TENANT SECURITY DEPOSITS                   134,799         128,727

AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                             425,778         435,033

PARTNERS' CAPITAL                       10,052,151      10,183,408
                                       -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                10,798,574      10,979,236
                                       ===========     ===========

     The accompanying notes are an integral part of these statements.



                    RAL YIELD + EQUITIES IV
                      LIMITED PARTNERSHIP

                        Statement of Operations
              For the six months ended June 30, 1995, and 1994
                                 Unaudited
                    3 MONTHS    6 MONTHS     3 MONTHS     6 MONTHS
                  ENDED JUNE   ENDED JUNE   ENDED JUNE   ENDED JUNE
                    30, 1995     30, 1995     30, 1994    30, 1994
                  -----------  -----------  ----------  -----------
REVENUE:
  Rental income      557,097    1,111,592    535,781    1,072,772
  Interest income      1,531        3,282      2,361       14,129
  Loss on sale of
   investment property     0            0          0      (20,535)
  Other Income        19,077       35,688     17,604       35,961
                     -------    ---------    -------    ---------
                     577,705    1,150,562    555,746    1,102,327

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses           234,234      486,384    264,229      512,849

  Management fees     25,170       50,340     29,670       59,340

  Bad Debts                0           96       (565)         856

  Depreciation and
   amortization       97,795      231,400    141,582      283,165
                     -------    ---------    -------    ---------
                     357,199      768,220    434,916      856,210
                     -------    ---------    -------    ---------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE  220,506      382,342    120,830      246,117
                     -------    ---------    -------    ---------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE        (8,034)     (15,942)    (7,614)     (15,287)
                     -------    ---------    -------    ---------

NET INCOME           212,472      366,400    113,216      230,830
                     =======    =========    =======    =========

 The accompanying notes are an integral part of these statements.

                                I-2

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
             For the six months ended June 30, 1995 and
                for the year ended December 31, 1994

                                      UNAUDITED
                              General      Limited
                              Partner      Partners
                         (5% ownership) (95% ownership)    Total
                         -------------   ------------    ---------
BALANCE, January 1, 1994       5,113     13,206,687    13,211,800
                             --------    -----------   -----------
NET INCOME                    26,464        502,812       529,276

CASH DISTRIBUTIONS           (56,433)    (3,501,235)   (3,557,668)
                             --------    -----------   -----------

BALANCE, December 31, 1994   (24,856)    10,208,264    10,183,408
                             ========    ===========   ===========

NET INCOME                    18,320        348,080       366,400

CASH DISTRIBUTIONS           (24,883)      (472,774)     (497,657)
                             --------    -----------   -----------

BALANCE, June 30, 1995       (31,419)    10,083,570    10,052,151
                             ========    ===========   ===========

      The accompanying notes are an integral part of these statements.














                                  I-3


                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
         For the six months ended June 30, 1995 and 1994

                                         UNAUDITED
                                6 MONTHS              6 MONTHS
                             ENDED JUNE 30,        ENDED JUNE 30,
                                  1995                   1994
                            ---------------        ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                      $366,400              $230,830
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     231,400               283,165
 Affiliate's participation in
   income from joint venture        15,941                15,287
 Loss on sale of investment
   property                              0                20,535
Changes in assets and
   liabilities:
 Accounts receivable               (33,586)              (17,050)
 Other assets                       19,426                19,390
 Accounts payable and
   accrued expenses                (46,222)              (37,663)
  Tenant security deposits           6,072                 5,237
                                  --------              --------
Net Cash provided by
 operating activities:            $559,431              $519,731
                                  --------              --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

Net proceeds from sale of
 investment property                     0              $284,891

Additions to property and
 equipment                         ($1,049)              ($7,408)
                                  --------              --------
 Net Cash used for
  investing activities             ($1,049)             $277,483
                                  --------              --------



                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash Distributions
   to Partners                    (497,657)             (3,014,617)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (25,197)                (25,811)
                                  --------              ----------
Net Cash provided from (used
  for) financing activities       (522,854)             (3,040,428)
                                  --------              ----------
Increase (Decrease) in
  cash balance                      35,528              (2,243,214)

Cash balance beginning
  of period                        230,502               2,537,373
                                  --------               ---------

Cash balance end of period        $266,030                $294,159
                                  =========             ===========



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

The Partnership purchased a total of fifteen income-producing properties. The Partnership originally purchased six mobile home communities (three in Wisconsin and three in Minnesota) and two garden apartment complexes located in Ohio and Maryland. The Partnership also originally purchased the following commercial properties: a restaurant located in Longmont, Colorado;
two retail auto parts and service stores located in Menasha, Wisconsin and Neenah, Wisconsin; a mobile home park office located in Beaver Dam, Wisconsin and three Hardee's restaurants, located in Mundelein, Illinois; Joliet, Illinois; and Eagan, Minnesota.

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

Net cash provided by operating activities for the six months ended June 30 was $559,431 in 1995 and $519,731 in 1994. As of
June 30, 1995 the Partnership had cash of approximately $266,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totalled approximately $321,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems, in light of the excess of current liabilities over cash on hand, due to the nature of the current liabilities. Approximately $135,000 of the current liabilities represent tenant security deposits. The majority of



                                  I-7

the remaining current liabilities are accrued and escrowed real estate taxes payable in installments, in 1995 and 1996. The
Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $236,000 was made to the Limited Partners in May, 1995. Total limited partner distributions made during 1994 were approximately
$3,501,000.  Of the total 1994 distributions, $2,429,000
represented return of capital distributions.

The Partnership is experiencing one tenant delinquency problem with its Hardee's tenants in Mundelien and Joliet, Illinois. Although the tenant does pay rent each month, they do not pay the rent increase that went into effect in 1992. This results in a shortfall of rent paid each month of approximately $2,300 for the two stores. The total now due the Partnership is $92,600. The general partners are negotiating with the tenant in order to resolve this past due amount and to get them to pay correct amount of rent each month. The general partners feel the amount is fully collectible due to a strong personal guarantee signed by the owner.

Results of Operations:

Gross revenues for the six months ended June 30 were $1,150,562 in 1995 compared to $1,102,327 in 1994. Total expenses for the six months ended June 30 were $768,220 in 1995 and $856,210 in 1994.

Net income for the six months ended June 30 was $366,400 in 1995 compared to $230,830 in 1994.

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











                                   I-8

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the six months ended June 30, 1995 and calendar year 1994:
                                         6 Months ended
                                          June 30, 1995      1994
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               94%            93%
     3.    Maplewood MHP                      100%            99%
     4.    Alexandria MHP                      83%            83%
     5.    Northrup Court Apartments           98%            97%
     6.    Parkwood Estates MHP                82%            85%
     7.    Cedar Crossing Apartments          100%            99%



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


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  August 14, 1995                      Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner

                                            Christine Kennedy
                                            ----------------------
                                            Christine Kennedy
                                            Controller