Form 10-Q
period 1995-09-30
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1995-11-15
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                              September 30, 1995
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                        UNAUDITED       AUDITED
                                         SEPT 30,    DECEMBER 31,
         ASSETS                            1995          1994
--------------------------------       -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,181,963 in 1995 and
$2,916,170 in 1994 and an
allowance to reduce carrying
value of $124,297 in 1995 and
$124,297 in 1994                        10,139,757      10,386,738

CASH AND CASH EQUIVALENTS                  261,473         230,502

RENT AND OTHER RECEIVABLES                 123,380          81,157

OTHER ASSETS                                29,752          19,986

DEFERRED CHARGES (less accumulated
amortization of $1,024,568 in 1995
and $925,077 in 1994)                      161,363         260,853
                                       -----------     -----------
TOTAL ASSETS                            10,715,725      10,979,236
                                       ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      195,516         232,068

TENANT SECURITY DEPOSITS                   138,660         128,727

AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                             430,809         435,033
                                       -----------     -----------
TOTAL LIABILITIES                          764,985         795,828

GENERAL PARTNERS' CAPITAL                  (36,489)        (24,856)
LIMITED PARTNERS' CAPITAL                9,987,229      10,208,264
                                       -----------     -----------
PARTNERS' CAPITAL                        9,950,740      10,183,408
                                       -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                10,715,725      10,979,236
                                       ===========     ===========

     The accompanying notes are an integral part of these statements.

                    RAL YIELD + EQUITIES IV
                      LIMITED PARTNERSHIP

                        Statement of Operations
          For the nine months ended September 30, 1995, and 1994
                                 Unaudited
                    3 MONTHS    9 MONTHS     3 MONTHS     9 MONTHS
                  ENDED SEPT   ENDED SEPT   ENDED SEPT   ENDED SEPT
                    30, 1995     30, 1995     30, 1994    30, 1994
                  -----------  -----------  ----------  -----------
REVENUE:
  Rental income      560,303    1,671,895    543,505    1,616,277
  Interest income      1,575        4,857      1,349       15,478
  Loss on sale of
   investment property     0            0          0      (20,535)
  Other Income        20,245       55,932     15,966       51,927
                     -------    ---------    -------    ---------
                     582,123    1,732,684    560,820    1,663,147

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses           266,401      752,784    251,341      788,609

  Management fees     25,170       75,510     17,460       52,380

  Bad Debts              531          628        (73)         783

  Depreciation and
   amortization      133,884      365,283    142,131      425,296
                     -------    ---------    -------    ---------
                     425,986    1,194,205    410,859    1,267,068
                     -------    ---------    -------    ---------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE  156,137      538,479    149,961      396,079
                     -------    ---------    -------    ---------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE        (8,718)     (24,660)    (7,629)     (22,917)
                     -------    ---------    -------    ---------

NET INCOME           147,419      513,819    142,332      373,162
                     =======    =========    =======    =========

 The accompanying notes are an integral part of these statements.

                                  I-2
                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
         For the nine months ended September 30, 1995 and
                for the year ended December 31, 1994

                                      UNAUDITED
                              General      Limited
                              Partner      Partners
                         (5% ownership) (95% ownership)    Total
                         -------------   ------------    ---------
BALANCE, January 1, 1994       5,113     13,206,687    13,211,800
                             --------    -----------   -----------
NET INCOME                    26,464        502,812       529,276

CASH DISTRIBUTIONS           (56,433)    (3,501,235)   (3,557,668)
                             --------    -----------   -----------

BALANCE, December 31, 1994   (24,856)    10,208,264    10,183,408
                             ========    ===========   ===========

NET INCOME                    25,691        488,128       513,819

CASH DISTRIBUTIONS           (37,324)      (709,163)     (746,487)
                             --------    -----------   -----------

BALANCE, Sept 30, 1995       (36,489)     9,987,229     9,950,740
                             ========    ===========   ===========

      The accompanying notes are an integral part of these statements.














                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
      For the nine months ended September 30, 1995 and 1994

                                         UNAUDITED
                                9 MONTHS              9 MONTHS
                             ENDED SEPT 30,        ENDED SEPT 30,
                                  1995                   1994
                            ---------------        ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                      $513,819              $373,162
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     365,283               425,296
 Affiliate's participation in
   income from joint venture        24,660                22,917
 Loss on sale of investment
   property                              0                20,535
Changes in assets and
   liabilities:
 Accounts receivable               (42,223)              (23,254)
 Other assets                       (9,766)               (9,749)
 Accounts payable and
   accrued expenses                (36,552)               (1,057)
  Tenant security deposits           9,933                10,132
                                  --------              --------
Net Cash provided by
 operating activities:            $825,154              $817,982
                                  --------              --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

Net proceeds from sale of
 investment property                     0              $284,891

Additions to property and
 equipment                         (18,812)              (69,592)
                                  --------              --------
 Net Cash used for
  investing activities             (18,812)             $215,299
                                  --------              --------



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash Distributions
   to Partners                    (746,487)             (3,273,720)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (28,884)                (36,873)
                                  --------              ----------
Net Cash provided from (used
  for) financing activities       (775,371)             (3,310,593)
                                  --------              ----------
Increase (Decrease) in
  cash balance                      30,971              (2,277,312)

Cash balance beginning
  of period                        230,502               2,537,373
                                  --------               ---------

Cash balance end of period        $261,473                $260,061
                                  =========             ===========



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

Net cash provided by operating activities for the nine months ended September 30 was $825,154 in 1995 and $817,982 in 1994. As of September 30, 1995 the Partnership had cash of approximately
$261,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totaled approximately $334,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems, in light of the excess of current liabilities over cash on hand, due to the nature of the current liabilities. Approximately $138,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments, in 1995 and 1996. The
Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $236,000 was made to the Limited Partners in August, 1995. Total limited partner distributions made during 1994 were approximately
$3,501,000.  Of the total 1994 distributions, $2,429,000
represented return of capital distributions.

The Partnership is experiencing one tenant delinquency problem with its Hardee's tenants in Mundelein and Joliet, Illinois. Although the tenant does pay rent each month, they do not pay the rent increase that went into effect in 1992. This results in a shortfall of rent paid each month of approximately $2,300 for the two stores. The total now due the Partnership is $99,500. The general partners are negotiating with the tenant in order to resolve this past due amount and to get them to pay the correct amount of rent each month. The general partners feel the amount is fully collectible due to a strong personal guarantee signed by the owner.

Results of Operations:

Gross revenues for the nine months ended September 30 were $1,732,684 in 1995 compared to $1,663,147 in 1994. Total expenses for the nine months ended September 30 were $1,194,205 in 1995 and $1,267,068 in 1994.

Net income for the nine months ended September 30 was $513,819 in 1995 compared to $373,162 in 1994.

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









The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the nine months ended September 30, 1995 and calendar year 1994:
                                         9 Months ended
                                          Sept 30, 1995      1994
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               93%            93%
     3.    Maplewood MHP                       99%            99%
     4.    Alexandria MHP                      83%            83%
     5.    Northrup Court Apartments           99%            97%
     6.    Parkwood Estates MHP                82%            85%
     7.    Cedar Crossing Apartments          100%            99%



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


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  November 14, 1995                    Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner

                                            Christine Kennedy
                                            ----------------------
                                            Christine Kennedy
                                            Controller