Form 10-K
period 1995-12-31
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1996-04-01
CIK 799126

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

   X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- ------       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         For the fiscal year ended
                             December 31, 1995

                                    OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
- ------       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission File Number
                                  0-16890
                                  -------
                RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                -------------------------------------------
        (Exact name of registrant as specified in its charter)

           Wisconsin                          39-1558614
- --------------------------------      -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization             Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                         53186
- --------------------------------       ----------------------------
       (Address of principal                  (Zip Code)
        executive offices)

Registrant's telephone number, including area code (414) 798-0900
                                                   --------------
       Securities registered pursuant to Section 12(b) of the Act:
                                        None
                                        ----
       Securities registered pursuant to Section 12(g) of the Act:
                       LIMITED PARTNERSHIP INTERESTS
                       -----------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
      Yes     X                                 No
          ---------                                ---------
                        RAL YIELD + EQUITIES IV
                          LIMITED PARTNERSHIP

                              1995 FORM 10-K
                             TABLE OF CONTENTS
                             -----------------

Part I

Item 1       Business

Item 2       Properties

Item 3       Legal Proceedings

Item 4       Submission of Matters to a Vote of
             Security Holders
Part II

Item 5       Market for Registrant's Common Equity and
             Related Stockholder Matters

Item 6       Selected Financial Data

Item 7       Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations

Item 8       Financial Statements and Supplementary
             Data

Item 9       Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure
Part III

Item 10      Directors and Executive Officers of the
             Partnership

Item 11      Executive Compensation

Item 12      Security Ownership of Certain Beneficial
             Owners and Management

Item 13      Certain Relationships and Related
             Transactions
Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Financial Statements and Supplementary Data
                            PART 1
Item 1.  BUSINESS

RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP (the "Registrant" or "Partnership") is a Wisconsin Limited Partnership formed on August 8, 1986, under the Wisconsin Revised Uniform Limited Partnership Act. The Registrant was organized to acquire, for cash (no debt), real estate projects, including real estate for restaurants, mobile home communities, apartment complexes and other commercial properties. The Partnership sold $19,620,500 in Limited Partnership Interests (19,620.5 Interests at $1,000 per unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The Partnership utilized the net offering proceeds to acquire the real property investments described under "Properties" (Item 2).

The Registrant originally acquired fourteen real property investments, utilizing the net offering proceeds available for investment. The Registrant sold three of the original properties during 1993. A fourth property was sold February 15, 1994.

Provided below is certain financial information by property type for the three years covered by this report:
                    Apartment        Mobile Home         Commercial
                    Complexes          Parks             Properties
             ----------------    ----------------  ----------------
            1995  1994  1993    1995  1994  1993    1995  1994 1993
            ----  ----  ----    ----  ----  ----    ----  ---- ----
Number of
properties   2      2     2    5       5     5        3     3    4
owned at December 31:

Gross rental
revenues    $990   978   929  $1,028 1,000 1,185    $210   193  281

The officers and employees of RAL Asset Management Group, a Wisconsin General Partnership, and its affiliates, performed services for the Registrant until June 1, 1993. RAL Asset
Management Group is controlled by the General Partners of the Partnership. Effective June 1, 1993 the Partnership made separate property and partnership management agreements.

The partnership management agreement is with an unrelated management company. The property management agreement is with a related entity with the same general partners as the Partnership. The related property management firm simultaneously subcontracted with the same unrelated management company handling the partnership management. The terms and conditions of these agreements are similar to the above related party agreements, which they replace.

The Registrant itself employs individual onsite managers and maintenance personnel in the mobile home parks and apartment complexes. The Registrant employed 17 at March 30, 1996.


Item 2.  PROPERTIES

As of March 30, 1996, the Registrant owned the following properties:

Name, Type of           Date of
Property and Location   Purchase    Approximate Size
- ---------------------   --------    ------------------------

South Hills             12/31/86   170 mobile home site on 40 acres
 Mobile Home Park                 of land and a small vacant
Beaver Dam, WI*                   building formerly used as an
                                  office.

Lakeshore Terrace       06/30/87  135 mobile home sites on
 Mobile Home Park                 approximately 25 acres of land
Rice Lake, WI

Alexandria Estates      08/17/87  89 mobile home sites on
 Mobile Home Park                 approximately 17 acres of land
Alexandria, MN

Maplewood               08/17/87  75 mobile home sites on
 Mobile Home Park                 approximately 9 acres of land
Lake City, MN

Hardee's Restaurant     08/18/87  A 3,900 sq. ft. building on
Mundelein, IL (vacant)            approximately 0.8 acres of land

Hardee's Restaurant     08/18/87  A 3,900 sq. ft. building on
Joliet, IL                        approximately 0.7 acres of land

Firestone                02/02/88 A 7,716 square foot building on
 Retail/Service Center            approximately 1.7 acres of land
Neenah, WI

Northrup Court          03/08/88  A 90 unit garden apartment
 Apartments                        complex located on approximately
North Canton, OH*                 7.6 acres of land

Parkwood Estates        06/10/88  113 mobile home sites on
 Mobile Home Park                  approximately 37.5 acres of land
Willmar, MN

Cedar Crossing          08/19/88  Majority ownership (87.709%)
 Apartments             12/23/88  in a 109 unit garden apartment
Frederick, MD*                    complex (RAL Income + Equity
                                  Growth V Limited Partnership, an
                                  affiliated limited partnership,
                                  owns the remaining interest)


*Denotes a material property, having gross revenues greater than 10% of total revenues.

All the above properties were unencumbered as of March 30, 1996.

Leases on Investment Properties:

The Partnership operates five mobile home parks which lease rental spaces. The Partnership also operates two apartment complexes.
The mobile home parks and apartment complexes receive income on a monthly basis from tenant leases which normally have lease terms of one year or less.

The restaurant properties are leased under 10-20 year leases with some having two five-year options to renew the lease at the end of the original terms. Rent on the restaurant properties, which is payable monthly, is equal to the greater of (a) 6.00% or (b) 6.50% of gross sales, depending on the lease, or a minimum base rental stated in the lease. The leases are "triple net" to the Partnership with the lessee being responsible for occupancy costs such as maintenance, insurance, taxes and utilities.

The restaurant property in Mundelien, Illinois is now vacant.
However, the former tenant is still bound by the terms of the lease and still continues to pay rent and real estate taxes as required under the lease.

The real estate business is highly competitive and the Partnership competes with many other real estate investment entities many of which have greater financial resources. No one firm or group of firms, in the opinion of the General Partners, is dominant in the industry. The Partnership, therefore, faces substantial competition from a variety of sources for attracting tenants to its properties.

All commercial, residential and mobile home community properties acquired by the Partnership have competition for tenants from similar properties in the vicinity. To the extent that the Partnership owns or acquires commercial properties, such as restaurants, which have leases entitling the Partnership to participate in gross receipts of tenants above fixed minimum amounts, the success of the Partnership will depend in part on the success of its tenants in competing with similar businesses in the vicinity.

In the opinion of management of the Partnership, all properties are adequately covered by insurance.

MATERIAL PROPERTIES
- -------------------

Following is information with respect to each property whose revenues are greater than 10% of total revenues as denoted above.

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:
                                     Occupancy Rate
                                --------------------------------

                                1995   1994   1993   1992   1991
                                ----   ----   ----   ----   ----
Cedar Crossings Apts.           100%    99%    96%    97%    92%
Northrup Court Apts.             99%    97%    89%    89%    95%
South Hills MHP                  99%    99%    99%    99%    98%

The following is a listing of the average annual per unit rental rates for the Partnership's material properties for each of the last five years:
                                 Annual Per Unit Rental Rate
                              --------------------------------

                              1995   1994   1993   1992   1991
                              ----   ----   ----   ----   ----
Cedar Crossings Apts.        $5,639  5,596  5,610  5,457  5,435
Northrup Court Apts.         $4,215  4,174  4,274  4,100  4,006
South Hills MHP              $2,402  2,305  2,251  2,139  2,020

The Federal tax basis for each of the material properties is identical to the book basis as listed in Schedule III on page F-15 of the report. Depreciation information for tax purposes on the properties is as follows:

     Type of Asset        Rate        Method      Depreciable Life
     -------------        ----        ------      ----------------
     Land Improvements     SL          ACRS        15/19/20 Year
     Building              SL          ACRS       19/31.5/40 Year
     Equipment            DDB       ACRS/MACRS      5/7/12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                                     1995       1994       1993
                                     ----       ----       ----
Cedar Crossings Apts.
     Tax rate (per 1,000)           .02260     .02260     .02260
     Real estate taxes             $39,285     38,816     38,818
Northrup Court Apts.
     Tax rate (per 1,000)           .04638     .05428     .05097
     Real estate taxes             $22,785     34,578     37,000
South Hills MHP
     Tax rate (per 1,000)           .02821     .02847     .02629
     Real estate taxes             $32,776     33,080     31,072

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1995.


                              PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS
(a)&(b) As of December 31, 1995, there were approximately 2,430 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

(c) All cash available for distribution other than sale or refinancing proceeds will be distributed 95% to the Limited Partners and 5% to the General Partners, at least semiannually. See attached financial statements and footnotes for a detailed discussion of amounts and timing of distributions to Limited Partners.

Item 6.  SELECTED FINANCIAL DATA

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/95   12/31/94   12/31/93   12/31/92   12/31/91
             ---------- ---------- ---------- ---------- ----------
Rental Income$2,228,310 $2,161,239 $2,394,977 $2,452,779 $2,451,483

Interest Income   7,700     17,049      9,517     12,805     33,442

Net Income      549,106    529,276    918,686    420,951    703,465

Total Assets 10,581,715 10,979,236 14,049,594 14,506,738 15,489,261

Long Term Obligations 0          0          0          0         0

Distributions to
 Limited Partners
 Cash Flow      945,550  3,501,235  1,177,230  1,323,931  1,402,866
 Return of Capital    0  2,429,000          0          0         0

Gain (Loss) on Sale
 of Investment
 Property             0    (20,535)   335,777          0         0

Per Unit Data:
  Net Income      26.59      25.63      44.48      20.38      34.06

  Distributions   48.19     178.45      60.00      67.48      71.50

The above selected financial data should be read in conjunction with financial statements and related footnotes elsewhere herein.
(A) The net income per Interest is computed on the basis of the net income allocated to the Limited Partners divided by the outstanding Interests at the end of the period.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP is a Wisconsin Limited Partnership formed on August 8, 1986, under the Wisconsin Revised Uniform Limited Partnership Act. The Partnership was formed to acquire new and existing income-producing properties for cash.

The Partnership originally purchased a total of fifteen income-producing properties. The Partnership purchased and is managing five mobile home communities (two in Wisconsin and three in Minnesota) and two garden apartment complexes located in Ohio and Maryland. The Partnership also purchased and is leasing the following commercial properties: two Hardee's restaurants, located in Mundelein, Illinois and Joliet, Illinois and a retail auto supply store in Neenah, Wisconsin. The Partnership has sold the following properties: a restaurant building located in Longmont, Colorado; a retail auto parts and service store located in Menasha, Wisconsin; a mobile home park located in Little Chute, Wisconsin; and a restaurant building located in Eagan, Minnesota.

Liquidity and Capital Resources:

Properties acquired by the Partnership are intended to be held for approximately seven to ten years. Since the Partnership has purchased the Properties for cash, liquidity is not reduced by debt service payments. During the Properties' holding periods, the investment strategy is to maintain (on the "triple net lease" restaurant properties) and improve (on the residential properties) occupancy rates through the application of professional property management (including selective capital improvements). Cash flow generated from property operations is distributed to the partners on a quarterly basis. The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash provided by operating activities was $1,188,000 in 1995, $1,118,000 in 1994, and $1,218,000 in 1993. As of December 31,
1995, the Partnership had cash of approximately $293,000 consisting of undistributed cash flow, working capital reserves, undistributed sales proceeds and tenant security deposits. Liabilities totaled approximately $425,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $139,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments in 1996. The Partnership expects to meet all of its obligations as they come due.

Total limited partner distributions made during 1995 were
approximately $945,550.     II-2
Parkwood mobile home park, located in Willmar, Minnesota is being offered for sale by the Partnership at $665,000. Vacant land next to the mobile home park is being offered at $75,000. The Partnership has received offers at the above noted asking prices from two unrelated parties. As of March 30, 1996 no formal purchase offer has been signed and accepted, but the General Partners expect to accept the offers to purchase shortly.

Results of Operations:

Gross revenues fluctuated during the three year period covered by this report:
             1995         $2,228,000
             1994         $2,161,000
             1993         $2,731,000

The decrease in revenues from 1993 to 1994 was incurred as a result of lower rental income due to the sale of four of the Partnership's properties in 1993 and 1994. The increase in revenues from 1994 to 1995 is a result of annual rent increases at the mobile home parks and apartments.

Total expenses were $1,725,000 in 1995, $1,678,000 in 1994, and
$1,867,000 in 1993. Operating expenses have decreased as the number of properties in the Partnership declined due to property sales in 1993 and 1994. One additional significant items contributed to the higher expenses in 1993.

As a result of the vacancies of the three commercial properties located in Longmont, Colorado, Neenah and Menasha, Wisconsin (and the continued poor local real estate market conditions) the carrying value of the building improvements and the land were written down to their estimated net realizable value. The write-down resulted in a charge to income of $105,000 in 1993. All three of these properties were subsequently sold.

Net income for 1995 was $549,000 compared to $529,000 in 1994, and $919,000 in 1993. Increased net income in 1993 is primarily due to the gains on the sales of the three investment properties sold during 1993.

The lessees of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. The tenant occupying the Joliet, Illinois and Mundelien, Illinois commercial properties has been underpaying their monthly rent. A rent increase which went into effect in 1991 has never been paid by them, although they do continue to pay monthly rent based on the original lease rate. Because the rent was personally guaranteed, the Partnership has been recognizing the full amount of rent due under the lease. At December 31, 1995, the amount of the rent increase not paid by the tenant totaled $106,500. Due to the large amount of this receivable, approximately half of it ($53,000) was written off in 1995. The general partners will still pursue collection of the full amount.

Except for property sales, future net income should increase as a result of rent increases on the mobile home communities, re-leasing or selling the vacant commercial properties, and base rent increases on the "triple net" lease commercial properties.


Inflation:

Due to the relatively low level of inflation since the Partnership commenced operations, the effect of inflation on the Partnership has not been material to date. Should the rate of inflation increase substantially over the life of the Partnership, it is likely to influence ongoing operations, in particular, the operating expenses of the Partnership. The commercial leases contain clauses permitting pass-through of certain increased operating costs. Residential leases are typically of one year or less in duration; this allows the Partnership to react quickly (through rental increases) to changes in the level of inflation. These factors should serve to reduce, to a certain degree, any impact of rising costs on the Partnership.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedule on page F-1, incorporated herein by reference.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.






Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    a. Effective November 11, 1994, RAL Yield & Equities IV Limited Partnership (RAL IV) dismissed its prior certifying accountants, Ernst & Young LLP (E & Y), and retained Kolb Lauwasser & Company, S.C. as its new certifying accountants. E & Y's report on RAL IV's financial statements for the fiscal year ended December 31, 1993 contained no adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by RAL IV's general partners.

During the fiscal year ended December 31, 1993, there were no disagreements between RAL IV and E & Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E & Y, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

None of the "reportable events" described in Item 304(a)(1)(ii) occurred with respect to RAL IV within the fiscal year ended
December 31, 1993.

    b. Effective November 11, 1994, RAL IV engaged Kolb Lauwasser & Company, S.C. as its principal accountants. During the two fiscal years ended December 31, 1993 and the subsequent interim period to the date hereof, RAL IV did not consult Kolb Lauwasser & Company, S.C. regarding any of the matters or events set forth in
Item 301(a)(2)(i) and (ii) of Regulation S-K.























                         PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The General Partners of RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP (the "Partnership") are Robert A. Long, John A. Hanson, Thomas R.
Brophy and Bart Starr.   The General Partners manage and control
the Partnership's affairs and have the general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel, and experience of certain other organizations affiliated with the General Partners, including RAL Asset Management Group. Some of the General Partners are also General Partners of an affiliate, RAL Asset Management Group. The responsibilities of RAL Asset Management Group were subcontracted to an unrelated third party beginning June 1, 1993.

The general partners and significant employees of First Financial
Realty Management are as follows:

                                        Position with Ral Asset
Name                                       Management Group
- ----                                    -----------------------

Robert A. Long                             General Partner
John A. Hanson                             General Partner
Thomas R. Brophy                           General Partner
Bart Starr                                 General Partner
Douglas C. Heston                          President (FFRM)
Christine D. Kennedy                       Controller (FFRM)

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 54, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.

John A. Hanson, age 54, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 50, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 63, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individuals are the employees of the General Partner who make significant contributions to the business of the
Partnership:

Douglas C. Heston, age 42, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

Christine D. Kennedy, age 30, joined RAL Asset Management Group in December, 1990, as Assistant Controller. In November, 1991 she was promoted to Controller. She is now Controller for First Financial Realty Management. Prior to that she worked in the audit department of Arthur Young & Company in Milwaukee, Wisconsin for approximately three years. She received her B.B.A. in Accounting from the University of Wisconsin-Whitewater in 1987. She is a Certified Public Accountant.

Item 11.  EXECUTIVE COMPENSATION

(a,b,c, and d)
       The Registrant has not paid and does not propose to pay any executive compensation to the General Partners or any of their affiliates (other than described in Item 13 below).

(e) There are no compensatory plans or arrangements regarding termination of employment or change of control.








 Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of March 30, 1996.

(b)    As of March 30, 1996, the General Partners beneficially
owned the following Interests in the Partnership:
Title of Class            Name of Partner        Percent of Class
- --------------            ---------------        ----------------
General Partnership       Robert A. Long             46.73%
Interests                 John A. Hanson             22.14
                          Thomas R. Brophy           19.68
                          Bart Starr                 11.45
                                                    ------
                                                    100.00
                                                  ========

As of March 30, 1996, the General Partners owned as a group the following Limited Partnership Interests in the Registrant:
Title of Class        Amount Beneficially Owned  Percent of Class
- --------------        -------------------------  ----------------
Limited Partnership        6 Interests              Less than 1%
Interests

(c)    None

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a and b)
       The Partnership sold Hickory Lane Mobile Home Park to Wisconsin Homesites III Limited Partnership. Doug Heston is the President of the Corporate General Partner of Wisconsin Homesites III. Mr. Heston is also the President of First Financial Realty Management, the company which now manages RAL Yield & Equities IV.

       Certain General Partners own or control businesses which have agreed to perform a variety of services for the Partnership.

       In consideration for these services, the General Partners and related parties receive certain compensation at amounts which were established by the General Partners. The following table sets forth the types, amounts and recipients of compensation related to the Partnership.


    Affiliate and Service            Amount of Compensation
    ---------------------            ----------------------

Selling commissions paid to        9% of total subscriptions.  No
the Managing Dealer                commissions were incurred in
                                   1995, 1994, and 1993.
                                   Commissions incurred prior to
                                   1991 were $1,765,845.

Acquisition fee paid to RAL        Up to 2% of the gross offering
Asset Management Group for         proceeds.  No fees were
selection, negotiation and         incurred in 1995, 1994 and
purchase of properties.            1993.  Fees incurred prior to
                                   1991 were $392,411.

Management consulting and          A fee of up to 6.0% of gross
technical analysis fee paid        offering proceeds payable upon
to RAL Asset Management Group.     the initial closing of each
                                   property.  No fees were
                                   incurred in 1995, 1994 and
                                   1993.  Total fees incurred
                                   prior to 1991 were $1,177,230.

General partners' and affiliates   At lower of cost or prevailing
reimbursable expenses.             rates at which comparable
                                   services could have been
                                   obtained in the same
                                   geographic area for similar
                                   services.  Expenses reimbursed
                                   were $0 in 1995, $0 in 1994
                                   and $7,481 in 1993.

Property management fee payable    Residential Property:  At
to RAL Asset Management Group      rates prevailing for
for property management and        comparable services where
rental services.                   the properties are located,
                                   but not to exceed 5%
                                   (including all rent-up
                                   services leasing and re
                                   -leasing fees and bonuses, and
                                   leasing related service, paid
                                   to any person) of gross
                                   revenues from property.

                                   Other than residential
                                   properties:

                                   At rates prevailing for
                                   comparable services where the
                                   properties are located, but
                                   not to exceed 6% of gross
                                   revenues from the property if
                                   an Affiliate provides leasing,
                                   re-leasing and leasing related
                                   services, or 3% if it does not
                                   provide such services.  If a
                                   property is leased under a net
                                   lease with a term of 10 years
                                   or more, the fee shall be
                                   limited to an annual fee of
                                   1.6% of gross revenues per
                                   year for the first 5 years of
                                   the lease and an annual fee of
                                   1% of gross revenues per year
                                   thereafter.  Management fees
                                   of $0, $0 and $28,400
                                   were incurred in 1995, 1994
                                   and 1993, respectively.

Real estate commissions payable    The total compensation paid
to RAL Asset Management Group or   to all persons for the sale
other related party on sale of     of properties shall be
Partnership properties.            limited to a competitive real
                                   estate commission not to
                                   exceed 6% of the contract
                                   price for the sale of the
                                   property.  An affiliate may
                                   receive up to one-half of such
                                   compensation, where it
                                   provides brokerage services,
                                   subject to certain limitations
                                   based on a subordinated return
                                   to limited partners.  No fees
                                   have been paid to date.

General Partner's share of         The General Partners receive
Partnership Cash Available         5% of all Cash Available for
for Distribution.                  Distribution.  Distributions
                                   paid to the General Partners
                                   were $50,000 in 1995, $56,000
                                   in 1994, and $61,000 in 1993.

(c)    No management person is indebted to the Registrant.
(d)    Not applicable.















                                  PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

(a)    (1 and 2) See Index to Financial Statements and Financial
       Statement Schedule on Page F-1

(b)    Reports on Form 8-K

       None.

(c)    Exhibits

       See Exhibit 27.

(d)    Financial Statement Schedule
       See Index to Financial Statements and Financial Statement
       Schedule on Page F-1.



































                RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                     (A Wisconsin Limited Partnership)

                 TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE

                COVERED BY REPORTS OF INDEPENDENT AUDITORS

                                Item 14(a)

Reports of Independent Auditors

Consolidated Balance Sheets at
December 31, 1995 and 1994

Consolidated Statements of Income for the years ended
December 31, 1995, 1994 and 1993

Consolidated Statements of Partners' Equity for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

Financial Statement Schedule: III - Real Estate and Accumulated Depreciation

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.























                   INDEPENDENT AUDITOR'S REPORT

January 22, 1996



To the Partners of
RAL Yield & Equities IV Limited Partnership

We have audited the accompanying Consolidated Balance Sheets of RAL Yield & Equities IV Limited Partnership as of December 31, 1995 and 1994, and the related Consolidated Statements of Income, Partners' Equity and Cash Flows for the years then ended. Our audits also included the financial statement schedule listed in the Table of Contents at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAL Yield & Equities IV Limited Partnership as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects the information set forth therein.

Respectfully submitted,



KOLB LAUWASSER & CO., S.C.







           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Partners
RAL Yield & Equities IV Limited Partnership

We have audited the accompanying consolidated balance sheet of RAL Yield & Equities IV Limited Partnership, a Wisconsin Limited Partnership (the Partnership) as of December 31, 1993, and the related statements of income, Partners' equity and cash flows for each of the two years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 1993, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Milwaukee, Wisconsin                      ERNST & YOUNG LLP
January 26, 1994












                  RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                           ---------------------------
                                              As of December 31,
       ASSETS                                  1995       1994
       ------                                  ----       ----
Income-Producing Properties - Notes #1, #3, #4 and #5
- ---------------------------
Buildings and land improvements            10,971,048    10,891,286
Equipment                                     468,891       467,841
                                           ----------    ----------
                                           11,439,939    11,359,127
   Less:  Accumulated depreciation          3,324,125     2,916,170
                                           ----------    ----------
                                            8,115,814     8,442,957
   Land                                     1,943,781     1,943,781
                                           ----------    ----------
     Total Income-Producing Property       10,059,595    10,386,738
                                           ----------    ----------
Other
- -----
   Cash and cash equivalents - Note #1        293,125       230,502
   Rent and other receivables - Note #1        76,653        81,157
   Deposits                                       560           560
   Deferred charges - Note #1                 128,199       260,853
   Prepaid expenses                            23,583        19,426
                                           ----------     ---------
     Total Other                              522,120       592,498
                                           ----------     ---------
     Total Assets                          10,581,715    10,979,236
                                           ==========    ==========
       LIABILITIES AND PARTNERS' EQUITY
       --------------------------------
Liabilities
- -----------
   Accounts payable and accrued expenses      242,573       201,922
   Deferred rents                              43,157        30,146
   Tenants' security deposits                 139,006       128,727
                                           ----------     ---------
     Total Liabilities                        424,736       360,795
                                           ----------     ---------
Minority interest in joint venture - Note #6  419,781       435,033

                                           ----------     ---------
Partners' Equity (Deficit)
- --------------------------
   General partners                          (47,167)     (24,856)
   Limited partners                         9,784,365    10,208,264
                                           ----------    ----------
     Total Partners' Equity                 9,737,198    10,183,408
                                           ----------    ----------
    Total Liabilities and Partners' Equity 10,581,715    10,979,236
                                           ==========    ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

















































               RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                    Consolidated Statements of Income
                    ---------------------------------
                     For the years ended December 31,
                                     1995       1994      1993
                                     ----       ----      ----
Revenues
- --------
   Rental income                  2,228,310   2,161,239   2,394,977
   Gain on sale of property           -           -         335,777
                                  ---------   ---------   ---------
     Total Revenues               2,228,310   2,161,239   2,730,754
                                  ---------   ---------   ---------
Expenses
- --------
   Property management fees         107,388     104,548      85,019
   Property management fees-affiliates -           -         28,400
   Administrative expenses          408,545     400,840     346,551
   Administrative expenses- affiliates -           -          7,481
   Property operating expenses      613,325     582,328     693,449
   Bad debt expense                  54,716       1,360       4,817
   Amortization and depreciation    540,612     568,520     596,347
   Loss on sale of property           -          20,535       -
   Write down of income-producing
     properties                       -           -         105,193
                                  ---------   ---------   ---------
     Total Expenses               1,724,586   1,678,131   1,867,257
                                  ---------   ---------   ---------
       Income Before Other Income
         and Minority Interest      503,724     483,108     863,497
                                  ---------   ---------   ---------
Other Income (Expense)
- ----------------------
   Interest income                    7,700      17,049       9,517
   Interest expense                  (6,109)     (9,491)    (2,657)
   Miscellaneous                     77,703      68,499      73,756
                                  ---------   ---------   ---------
     Total Other Income              79,294      76,057      80,616
                                  ---------   ---------   ---------
   Net Income Before
Minority Interest                   583,018     559,165     944,113
   Minority interest                (33,912)    (29,889)   (25,427)
                                  ---------   ---------   ---------
     Net Income                     549,106     529,276     918,686
                                  =========   =========   =========
Net income per limited
   partnership interest               26.59       25.63       44.48
                                  =========   =========   =========
Allocation of Income:
   Limited partners                 521,651     502,812     872,751
   General partners                  27,455      26,464      45,935
                                  ---------   ---------   ---------
                                    549,106     529,276     918,686
                                  =========   =========   =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.














































                      RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                      Consolidated Statements of Partners' Equity
                      -------------------------------------------
                              For the years ended December 31,

                 Limited   General    1995       1994       1993
                Partners  Partners    Total      Total      Total
              ----------  -------- ----------  --------------------
Capital contributions:
  Contributed 19,620,500  1,000  19,621,500  19,621,500  19,621,500
  Less: Syndication
    costs      2,057,653      -   2,057,653   2,057,653   2,057,653
             -----------  ------ ----------  ----------- ----------
  Net contributions
              17,562,847  1,000  17,563,847  17,563,847  17,563,847
             -----------  ------ ----------  ----------  ----------

Accumulated income:
  Balance, beginning
               4,530,147  471,950  5,002,097  4,472,821   3,554,135
  Current net income
                 521,651   27,455    549,106    529,276     918,686
             -----------  -------  ----------  ---------- ---------

  Balance, ending
               5,051,798  499,405  5,551,203   5,002,097  4,472,821
             -----------  -------  ----------  ---------- ---------

Accumulated distributions:
  Balance, beginning
            (11,884,730)(497,806)(12,382,536)(8,824,868)(7,587,076)
  Current distributions
               (945,550) (49,766)   (995,316)(3,557,668)(1,237,792)
              ----------  -------  ---------- ---------- ----------

  Balance, ending
           (12,830,280)(547,572)(13,377,852)(12,382,536)(8,824,868)
            ----------  -------  ----------  ----------  ----------

Total Partners' Equity
  (Deficit)  9,784,365  (47,167)  9,737,198  10,183,408  13,211,800
            ==========  ========  =========  ==========  =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.



                       RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         Consolidated Statements of Cash Flows
                           For the years ended December 31,
                                     Cash Increase or (Decrease)

- ----------------------------------
                                      1995     1994     1993
                                     ------   ------   ------
Cash Flows From Operating Activities
- ------------------------------------
  Net income                         549,106  529,276  918,686
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization and depreciation   540,612  568,520  596,347
     (Gain) loss on sale of property    -      20,535 (335,777)
     Minority interest in jt venture  33,912   29,889   25,427
     Additions to reserve for doubtful
       accounts                       53,000      -       -
     Payment of legal fees              -         -   (100,000)
     Write-down of income-producing
       properties                       -         -    105,193
Decrease (increase) in
- ----------------------
  Rent and other receivables, net    (48,496)   1,578  (23,470)
  Prepaid expenses                    (4,157)     (36)  51,629
  Deferred charges                       -     (8,700)     -
Increase (decrease) in
- ----------------------
  Accounts payable and
   accrued expenses                   53,662  (31,401) (10,213)
  Tenants' security deposits          10,279    8,710   (9,619)
                                   --------- --------- ---------
 Net Cash Provided by
  Operating Activities             1,187,918 1,118,371 1,218,203
                                   --------- --------- ---------
Cash Flows From Investing Activities
- ------------------------------------
Additions to income-
  producing properties               (80,815) (103,303) (185,699)
Proceeds from sale of
  income-producing property              -     284,893 2,485,626
                                   --------- --------- ---------
    Net Cash Provided (Used) by
      Investing Activities           (80,815)  181,590 2,299,927
                                   --------- --------- ---------






Cash Flows From Financing Activities
- ------------------------------------
  Distributions to partners         (995,316)(3,557,668)(1,237,792)
  Distributions to joint
    venture partner                  (49,164)   (49,164)   (43,633)
                                    ---------  ---------  ---------
   Net Cash (Used) by
     Financing Activities         (1,044,480)(3,606,832)(1,281,425)
                                   --------- ----------  ---------
    Net Increase (Decrease) in Cash   62,623 (2,306,871) 2,236,705
    Cash and cash equivalents -
      Beginning of Year              230,502  2,537,373    300,668
                                   --------- ----------  ---------
    Cash and cash equivalents -
      End of Year                    293,125    230,502  2,537,373
                                   ========= ==========  =========
  Supplementary Information
     Interest Paid                     6,109      9,491      2,657
                                   ========= ==========  =========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.































              RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
              Notes to Consolidated Financial Statements
               ------------------------------------------
          For the years ended December 31, 1995, 1994 and 1993

Note #1  Summary of Significant Accounting Policies
- -------  ------------------------------------------
      A.  Organization and Nature of the Business
          ---------------------------------------
RAL Yield + Equities IV Limited Partnership (the Partnership) is Wisconsin limited partnership formed on August 8, 1986, under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell real estate properties. The Partnership owns and operates five mobile home parks and an apartment complex located throughout the upper midwest. It is a majority owner of another apartment complex located in Maryland. The Partnership also leases two commercial properties to a restaurant franchisor and another commercial property to a retail/service business in the upper midwest. The Partnership will terminate December 31, 2016, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

Effective July 26, 1988, the Partnership completed its offering of limited partnership interests. A total of 19,620.5 interests were sold for an aggregate contribution of $19,620,500. In connection with the sale of limited partnership interests, the Partnership incurred approximately $2,058,000 of costs to raise capital including sales commissions of $1,766,000 and other offering costs of $292,000, which were charged against partners' equity.

B.  Method of Accounting
          --------------------
Assets, liabilities, revenue and expenses are recognized on the accrual basis method of accounting.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C.  Basis of Presentation
    ---------------------
The consolidated financial statements include the accounts of RAL
Yield + Equities IV Limited Partnership and its majority owned investment in Cedar Crossing Apartments. All intercompany transactions and accounts have been eliminated in the consolidation. The Partnership records are maintained in accordance with generally accepted accounting principles.


D.  Income-Producing Properties
    ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area.


For financial statement purposes, depreciation is determined using the straight-line method.  For income tax reporting purposes, building and land improvements are depreciated using the straight
- -line method, while equipment is depreciated using accelerated methods.  Depreciable lives for financial statement and income tax purposes are set forth below:
                                              Depreciable Lives
                                       ---------------------------
                                         Financial       Income Tax
                                         Reporting        Reporting
                                         ---------       ----------
Land improvements                     30 years        15-40 years
Buildings                             30 years        31.5-40years
Equipment                            5-7 years        5-12 years

E.  Allowance for Doubtful Accounts
- -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon managements' evaluation, an allowance for doubtful accounts of $53,000 and $0 was necessary as of December 31, 1995 and 1994, respectively.

F.  Deferred Charges
- ----------------
Costs incurred with respect to organizing the Partnership were deferred and have been fully amortized. Prepaid management fees incurred in the initial public offering are amortized to expense on the straight-line method over the term (ten years) of the management agreement. Commission fees incurred to lease the properties are deferred and amortized over the respective lease term.










         Deferred charges consist of the following at December 31:
                                            1995            1994
                                         ---------       ---------
Deferred management fees                 1,177,230       1,177,230
Leasing commission                           8,700           8,700
                                         ---------       ---------
                                         1,185,930       1,185,930
Less:  Accumulated amortization          1,057,731         925,077
                                         ---------       ---------

                                           128,199         260,853
                                         =========       =========

G.  Leases
    ------
The Partnership has determined that all leases relating to the income-producing properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over its estimated useful life.

H.  Income Taxes
    ------------
No income taxes will be payable or provided for by the Partnership since net income or loss is includable in the respective tax returns of the partners. In the initial year of ownership of partnership interests, each partner's share of taxable income or loss, tax credits and distributions is allocated to them on a pro rata basis that considers the number of days in the year during which their respective interests were held.

The Partnership files its income tax return on the accrual basis of accounting.  The following reconciles the income reported in the accompanying Statements of Income to that reported in the tax returns.
                                     1995       1994        1993
                                   --------   --------    --------
Net income per Statements of Income 549,106    529,276     918,686
Difference in depreciation          (64,681)   (46,671)    (77,414)
Difference in gain/loss on the sale of
  investment properties                -      (108,920)   (107,815)
Bad debt expense and asset writedown 53,000       -        105,193
Prepaid rent and other differences   (3,202)   (28,776)    (10,636)
                                    -------   --------    --------
  Net income for tax purposes       534,223    344,909     828,014
                                    =======   ========    ========

I.  Cash and Cash Equivalents
- -------------------------
For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposits with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $152,319 and $67,306 for the years ended December 31, 1995 and 1994, respectively.

J.  Reclassifications
- ----------------
Certain information contained in the 1993 consolidated financial statements has been reclassified to conform with the 1995 and 1994 presentation.


Note #2  General Provision of the Limited Partnership Agreement
- -------  ------------------------------------------------------
Pursuant to the terms of the partnership agreement, net income or losses of the Partnership from operations are generally allocated 95% to the limited partners and 5% to the general partners. Notwithstanding the foregoing, all depreciation from tax-exempt use properties is allocated to tax-exempt limited partners.

In general, subject to certain limitations, all income from the sale of income-producing properties will be allocated first to the Partners with deficit capital accounts, then to each limited partner in an amount equal to the limited partner's original capital contribution, less prior distributions of sale or refinancing proceeds, then to the limited partners in the amount, if any, of the investment preference that is paid from sale or refinancing proceeds and the remainder shall be allocated 85% to the limited partners and 15% to the general partners, provided that the general partners shall be allocated at least 1% of such income.

The partnership agreement requires that distributions to limited partners of Cash Available for Distribution (as defined in the partnership agreement) shall be made in such amounts and at such times as the general partners may determine, but not less frequently than semi-annually.













Note #3  Income-Producing Properties
- -------  ---------------------------

         A summary of income-producing properties as of December 31 follows:
                                              1995         1994
                                           ----------  ---------
Apartment complexes (two in 1995 and 1994) 6,710,810   6,710,810
Mobile home park (five in 1995 and 1994)   4,889,321   4,808,509
Restaurant properties
    (two in 1995 and 1994)                 1,424,657   1,424,657
Retail (one in 1995 and 1994)                358,932     358,932
                                          ----------  ----------
                                          13,383,720  13,302,908
Less:  Accumulated depreciation            3,324,125   2,916,170
                                          __________  __________
                                          10,059,595  10,386,738
                                          ==========  ==========

During 1993, the Partnership recorded a net gain on the sale of one mobile home park and two restaurants in the amount of $335,777.

During 1994, the Partnership recorded a loss on the sale of one retail property in the amount of $20,535.

Note #4  Income-Producing Properties Held for Sale or Re-Lease
- -------  -----------------------------------------------------
Following is a summary of the occupancy status of the Partnership properties:

Longmont, Colorado - This property which had been leased to a related party was vacated in 1992. The valuation allowance on the property was increased in prior years to a total of $270,237.
The property was subsequently sold in 1993.

Menasha, Wisconsin - Due to the vacancy of the property, a valuation allowance of $100,896 was established in prior years.
The property was sold in 1994 for its carrying value.

Neenah, Wisconsin - Because the property was vacant, the total of $124,297 valuation allowance on the property was increased by $44,297 in 1993. The property remained vacant until August 1994, when it was leased to a retail/service center tenant.

The valuation allowances were recorded in 1993 to reduce the carrying value of the properties to their respective estimated net realizable values in light of the area's real estate market conditions and the vacant status of the properties.




Properties held for sale or re-lease at December 31, 1993, consisted of the following:

         Land                                         352,874
         Building                                     599,962
                                                      -------
                                                      952,836

         Less:  Accumulated depreciation              117,643
         Estimated net realizable valuation allowance 225,193
                                                      -------
                                                      610,000
                                                      =======

Note #5  Leases of Income-Producing Properties
- -------  -------------------------------------

The Partnership leases space to tenants under noncancellable operating leases, ranging from ten to fifteen years.  Future minimum annual rental commitments receivable under long-term lease agreements in effect and not in default at December 31, 1995, are as follows:
                      1996                        210,000
                      1997                        222,000
                      1998                        238,000
                      1999                        238,000
                      2000                        238,000
                      Thereafter                1,548,000
                                                ---------
                                                2,694,000
                                                =========


Note #6  Affiliate's Participation in Joint Venture
- -------  ------------------------------------------
The Cedar Crossing Apartments are owned by a joint venture between the Partnership and an affiliated partnership. All assets, liabilities, revenue and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment of income for the affiliate's interest in the joint venture. Profits, losses and distributions are allocated 87.709% to the Partnership and 12.291% to the affiliate.

Note #7  Related-Party Transactions
- -------  --------------------------
Certain general partners own or control businesses which have agreed to perform a variety of services for the Partnership. In addition, certain general partners were securities agents for the managing dealer which originally offered the limited partnership interests.

In consideration for these services, the general partners and their affiliates have received or will in the future receive certain compensation at amounts which are provided by the partnership agreement. The following table sets forth the types, amounts and recipients of compensation paid annually by the Partnership to the general partners and their affiliates.

 Affiliate and Service                  Amount of Compensation

General partners' and affiliates    At lower of cost or prevailing
                                    rates at reimbursable expenses.

                                    which comparable services could

                                    have been obtained in the same
                                    geographic area for similar
                                    services.  The amount of
                                    expenses reimbursed was $7,481
                                    in 1993.

Property management fee payable     Residential property:
to RAL Asset Management Group for
property management and rental      At rates prevailing for
                                    comparable services where the
                                    properties are located, but not

                                    to exceed 5% of gross
                                    revenues.

                                    Other than residential
                                    properties:

                                    At rates prevailing for
                                    comparable services where
                                    properties are located,
                                    but not to exceed 6% of gross
                                    revenues where leasing and
                                    related services are
                                    provided, or 3% if such
                                    services are not provided.
                                    Property under a net
                                    lease with a term of ten years
                                    or more is subject to an annual

                                    fee of 1.6% of gross revenues
                                    per year for the first
                                    five years plus an annual fee
                                    of 1% of gross revenues per
                                    year thereafter.

                                    Total property management fees
                                    were $28,400 in 1993.

Effective June 1, 1993, the Partnership entered into new property and partnership management agreements. The partnership agreement is with an unrelated management company. The property management agreement is with a related entity owned by the same general partners. The related property management firm simultaneously subcontracted with the same unrelated management company handling the partnership management. The terms and conditions of these agreements are similar to the above related party agreements, which they replace.

Note #8  Settled Litigation
- -------  ------------------
The Partnership was one of several defendants in an action in the United States District Court for the District of Maryland which alleged various violations in connection with a shareholder agreement and related transactions for the development of the Rocky Rococo franchise for the Washington, D.C., metropolitan area. The parties agreed to a settlement, pursuant to which the Partnership made a cash payment in the amount of $125,000 upon execution of the settlement agreement in 1992, in total satisfaction of all claims against the Partnership. In connection with the terms of settlement, the Partnership and one of its affiliated companies had agreed to share equally the legal costs incurred in connection with that lawsuit. During 1991, the Partnership incurred legal expenses of $15,000 relating to its defense in this suit. Since the affiliated company had already liquidated, the Partnership accrued $100,000 of legal fee expense, which approximated the early 1993 settlement of the legal fees, and which were subsequently paid by the Partnership.


























RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                          December 31, 1995
Col. A                     Col. B    Col. C              Col.D
- --------------------- ------- ---------------------- ------------
                               Initial cost to           Costs
                               Partnership            Capitalized
                             -----------------------  Subsequent to
                                                       Acquisition
                        Encum-          Buildings&    -------------
Description            brances    Land    Improvements
Improvements(b)
- ---------------------  ------- ---------- ------------ ------------
South Hills MHP
 Beaver Dam, WI          (a)     $100,000  $1,078,221   $477,542
Vacant Auto Service Center
 Menasha, WI             (a)      195,095     274,512   (469,607)
Vacant Restaurant
 Longmont, Co            (a)      261,258     358,887   (620,145)
Lakeshore Terrace MHP
 Rice Lake, WI           (a)       51,227     794,416     19,842
Alexandria Estates MHP
 Alexandria, MN          (a)      110,650     556,197     39,124
Maplewood MHP
 Lake City, MN           (a)       54,300     385,138     64,380
Hardee's Restaurant
 Mundelein, IL           (a)      339,125     398,817          0
Hardee's Restaurant
 Joliet, IL              (a)      238,720     447,995          0
South Hills Office
 Beaver Dam, WI          (a)       15,245     113,244          0
Hardee's Restaurant
 Eagan, MN               (a)      368,834     425,630   (794,464)
Hickory Lane MHP
 Little Chute, WI        (a)      300,190     917,186 (1,217,376)
Firestone Auto Service Center
 Neenah, WI              (a)      157,779     316,650   (115,497)
Northrup Court Apartments
 North Canton, OH        (a)      254,086   2,167,507     30,254
Parkwood Estates MHP
 Willmar, MN             (a)      151,632     778,599     99,564

Cedar Crossing Apartments
 Frederick, MD           (a)      471,017   3,768,843     19,103
                                ----------  ---------- ----------
Total                          $3,069,158  12,781,842 (2,467,280)
                               ==========  ========== ==========


RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
December 31, 1995
Col. A                           Col. E
- ------------------------- ---------------------------------------
                          Gross Amount at which Carried
                          at Close of Period
                          ---------------------------------------
                                       Buildings and
Description                 Land       Improvements(b)    Total
- -------------------------- ----------- --------------- -----------
South Hills MHP
 Beaver Dam, WI            $100,000     $1,555,763      $1,655,763
Vacant Auto Service Center
 Menasha, WI                      0              0               0
Vacant Restaurant
 Longmont, Co                     0              0               0
  Lakeshore Terrace MHP
 Rice Lake, WI               51,227        814,258         865,485
Alexandria Estates MHP
 Alexandria, MN             110,650        595,321         705,971
Maplewood MHP
 Lake City, MN               54,300        449,518         503,818
Hardee's Restaurant
 Mundelein, IL              339,125        398,817         737,942
Hardee's Restaurant
 Joliet, IL                 238,720        447,995         686,715
South Hills Office
 Beaver Dam, WI              15,245        113,244         128,489
Hardee's Restaurant
 Eagan, MN                        0              0               0
Hickory Lane MHP
 Little Chute, WI                 0              0               0
Firestone Auto Service Center
 Neenah, WI                 157,779        201,153         358,932
Northrup Court Apartments
 North Canton, OH           254,086      2,197,761       2,451,847
Parkwood Estates MHP
 Willmar, MN                151,632        878,163       1,029,795

Cedar Crossing Apartments
 Frederick, MD              471,017      3,787,946       4,258,963
                          ---------     ----------      ----------
Total                     1,943,781     11,439,939      13,383,720
                          =========     ==========      ==========




RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
December 31, 1995
Col. A                  Col. F      Col. G     Col. H    Col. I
- -------------------- -----------  ----------- ---------- --------
                                                        Depreciable
                     Accumulated                 Date    Life per
                     Depreciation   Date of  Acquired by  Income
Description          (Book basis) Construction  P-shp    Statement
- -------------------- ------------ ------------ --------- ----------
South Hills MHP
 Beaver Dam, WI       $437,923      VAR        12/31/86     (d)
Vacant Auto Service Center
 Menasha, WI                 0      1987       04/16/87     (d)
Vacant Restaurant
 Longmont, Co                0      1987       04/28/87     (d)
Lakeshore Terrace MHP
 Rice Lake, WI         230,351       VAR       06/30/87     (d)
Alexandria Estates MHP
 Alexandria, MN        164,423       VAR       08/17/87     (d)
Maplewood MHP
 Lake City, MN         117,034       VAR       08/17/87     (d)
Hardee's Restaurant
 Mundelein, IL         111,888      1986       08/18/87     (d)
Hardee's Restaurant
 Joliet, IL            125,683      1986       08/18/87     (d)
South Hills Office
 Beaver Dam, WI         31,455       VAR       09/03/87     (d)
Hardee's Restaurant
 Eagan, MN                   0      1987       09/10/87     (d)
Hickory Lane MHP
 Little Chute, WI            0       VAR       10/30/87     (d)
Firestone Auto Service Center
 Neenah, WI             80,628      1987       02/02/88     (d)
Northrup Court Apartments
 North Canton, OH      661,161      1986       03/08/88     (d)
Parkwood Estates MHP
 Willmar, MN           205,054       VAR       06/10/88     (d)

Cedar Crossing Apartments                       8/19/88
 Frederick, MD       1,158,525      1986       12/23/88     (d)
                     ---------
Total                3,324,125
                     =========





               RAL-YIELD EQUITIES IV LIMITED PARTNERSHIP
                        (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1995.

(b) Includes personal property. The Longmont property was written down to management's estimated net realizable value during 1989 and 1992. The Neenah, Wisconsin and Menasha, Wisconsin properties were written down to management's estimated net realizable value in 1992 and 1993. The write-down was based on the current real estate market conditions in the respective areas.

(c) The Cedar Crossing Apartments are owned by a joint venture between the Partnership and the affiliated partnership. All assets of the joint venture are included in the financial statements of the Partnership. For tax purposes, the Partnership includes only its portion of the joint venture's assets on its tax balance sheet.

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                           Years
                              --------------------------------
                                  Financial              Income
                                  Statement                Tax
                                  Purposes              Purposes
                                  ---------             --------
Buildings and Improvements           30                  15-40
Personal Property                   5-7                   5-12

(e)     Reconciliation of Real Estate
- -------------------------------------
Balance at January 1, 1993                           $15,952,156

     Acquisitions                                              0
     Improvements                                        185,699
     Reduction of net realizable value                  (105,193)
     Cost of investments property sold                (2,464,343)
                                                     ------------
Balance at December 31, 1993                          13,568,319

     Acquisitions                                              0
     Improvements                                        103,300
     Cost of investment property sold                   (368,711)
                                                     ------------
Balance at December 31, 1994                          13,302,908

     Acquisitions                                              0
     Improvements                                         80,812
     Cost of investment property sold                          0
                                                     -----------
Balance at December 31, 1995                         $13,383,720


















































                    RAL-YIELD EQUITIES IV LIMITED PARTNERSHIP
                        (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1993                              $2,393,086

  Depreciation expense for the period                      464,563
  Sale of investment property                             (313,494)
                                                       -----------
Balance at December 31, 1993                             2,543,155

  Depreciation expense for the period                      436,298
  Sale of investment property                              (63,283)
                                                        -----------
Balance at December 31, 1994                             2,916,170

  Depreciation expense for the period                      407,955
  Sale of investment property                                    0
                                                        ----------
Balance at December 31, 1995                            $3,324,125
                                                        ==========






























                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP


BY:    Robert A. Long
       -------------------------------
       Robert A. Long, General Partner


DATE:  March 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date
- ----------------------------------------------------------------

Robert A. Long            General Partner of RAL       3/30/96
- --------------------      Yield + Equities IV          -------
Robert A. Long            Limited Partnership


John A. Hanson            General Partner of RAL       3/30/96
- --------------------      Yield + Equities IV          -------
John A. Hanson            Limited Partnership


Christine D. Kennedy      Controller, First Financial  3/30/96
- --------------------      Realty Management            -------
Christine D. Kennedy