Form 10-Q
period 1996-03-31
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1996-05-15
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                               March 31, 1996
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT MARCH 31, 1996 AND DECEMBER 31, 1995
                                        UNAUDITED       AUDITED
                                         MAR 31,     DECEMBER 31,
         ASSETS                            1996          1995
- --------------------------------       -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,417,557 in 1996 and
$3,324,125 in 1995 and an
allowance to reduce carrying
value of $124,297 in 1996 and
$124,297 in 1995                         9,966,163      10,059,595
CASH AND CASH EQUIVALENTS                  313,155         293,125
RENT AND OTHER RECEIVABLES
(net of allowance of $59,950
in 1996 and $53,000 in
1995                                        81,238          76,653
OTHER ASSETS                                10,290          24,143
DEFERRED CHARGES (less accumulated
amortization of $1,090,650 in 1996
and $1,057,731 in 1995)                     97,781         128,199
                                       -----------     -----------
TOTAL ASSETS                            10,468,627      10,581,715
                                       ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      240,342         242,573
DEFERRED RENTS                              29,281          43,157
TENANT SECURITY DEPOSITS                   142,737         139,006
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                             413,603         419,781
                                       -----------     -----------
TOTAL LIABILITIES                          825,963         844,517

GENERAL PARTNERS' CAPITAL                  (51,893)        (47,167)
LIMITED PARTNERS' CAPITAL                9,694,557       9,784,365
                                       -----------     -----------
PARTNERS' CAPITAL                        9,642,664       9,737,198
                                       -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                10,468,627      10,581,715
                                       ===========     ===========

     The accompanying notes are an integral part of these statements.

                                  I-1

                    RAL YIELD + EQUITIES IV
                      LIMITED PARTNERSHIP

                        Statement of Operations
          For the three months ended March 31, 1996 and 1995
                                 Unaudited
                          3 MONTHS       3 MONTHS
                        ENDED MARCH     ENDED MARCH
                         31, 1996        31, 1995
                        -----------     -----------
REVENUE:
  Rental income            560,083      554,496
  Interest income            2,893        1,751
  Other Income              19,266       16,610
                           -------      -------
                           582,242      572,857

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses                 251,894      247,650
  Management fees           32,065       29,670
  Bad Debts                 12,795           96
  Depreciation and
   amortization            123,850      133,605
                           -------      -------
                           420,604      411,021
                           -------      -------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE        161,638      161,836
                           -------      -------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE              (7,343)      (7,908)
                           -------      -------

NET INCOME                 154,295      153,928
                           =======      =======

 The accompanying notes are an integral part of these statements.

                                  I-2



                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
         For the three months ended March 31, 1996 and for the year ended December 31, 1995

                                      UNAUDITED
                              General      Limited
                              Partner      Partners
                         (5% ownership) (95% ownership)    Total
                         -------------   ------------    ---------
BALANCE, January 1, 1995     (24,856)    10,208,264    10,183,408
                             --------    -----------   -----------
NET INCOME                    27,455        521,651       549,106

CASH DISTRIBUTIONS           (49,766)      (945,550)     (995,316)
                             --------    -----------   -----------

BALANCE, December 31, 1995   (47,167)     9,784,365     9,737,198
                             ========    ===========   ===========

NET INCOME                     7,715        146,580       154,295

CASH DISTRIBUTIONS           (12,441)      (236,388)     (248,829)
                             --------    -----------   -----------

BALANCE, March 31, 1996      (51,893)     9,694,557     9,642,664
                             ========    ===========   ===========

      The accompanying notes are an integral part of these statements.














                                  I-3


                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
      For the three months ended March 31, 1996 and 1995

                                         UNAUDITED
                               3 MONTHS               3 MONTHS
                             ENDED MAR 31,          ENDED MAR 31,
                                  1996                   1995
                            ---------------        ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                       154,295               153,928
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     123,850               133,605
 Affiliate's participation in
   income from joint venture         7,343                 7,908
 Changes in assets and
   liabilities:
 Accounts receivable                (4,585)               (7,229)
 Other assets                       13,853                 9,713
 Accounts payable and
   accrued expenses                 (2,231)              (15,670)
 Tenant security deposits            3,731                 4,793
 Deferred rents                    (13,876)                    0
                                  --------              --------
Net Cash provided by
 operating activities:             282,380               287,048
                                  --------              --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

Additions to property and
 equipment                               0                     0
                                  --------              --------
 Net Cash used for
  investing activities                   0                     0
                                  --------              --------










                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash Distributions
   to Partners                    (248,829)               (248,828)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (13,521)                (12,291)
                                  --------              ----------
Net Cash provided from (used
  for) financing activities       (262,350)               (261,119)
                                  --------              ----------
Increase (Decrease) in
  cash balance                      20,030                 (25,929)

Cash balance beginning
  of period                        293,125                 230,502
                                  --------               ---------

Cash balance end of period         313,155                 256,431
                                  =========             ===========



      The accompanying notes are an integral part of these statements.

RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Yield + Equities IV Limited Partnership is omitting its footnote disclosure. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1995. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Copies of the audited financial statements will be furnished upon request.

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

Net cash provided by operating activities for the three months ended March 31 was $282,380 in 1996 and $287,048 in 1995. As of
March 31, 1996 the Partnership had cash of approximately $313,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totaled approximately $412,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems, in light of the excess of current liabilities over cash on hand, due to the nature of the current liabilities. Approximately $143,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments during 1996 and 1997. The Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $236,000 was made to the Limited Partners in March, 1996. Total limited partner distributions made during 1995 were approximately
$945,550.

The Partnership is experiencing one tenant delinquency problem with its Hardee's tenants in Mundelein and Joliet, Illinois. Although the tenant had been paying rent each month, they do not pay the rent increase that went into effect in 1992. This results in a shortfall of rent paid each month of approximately $2,300 for the two stores. The Partnership has not received any rent from them since February, 1996. The total now due the Partnership is $126,204. Approximately half of this amount has been reserved for as a conservative measure, although the general partners feel the amount is fully collectible due to a strong personal guarantee signed by the owner. The general partners are negotiating with the tenant in order to resolve this past due amount and to get them to pay the correct amount of rent each month.

Results of Operations:

Gross revenues for the three months ended March 31 were $582,242 in 1996 compared to $572,857 in 1995. Total expenses for the three months ended March 31 were $420,604 in 1996 and $411,021 in 1995.

Net income for the three months ended March 31 was $154,295 in 1996 compared to $153,928 in 1995.

The leases of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the three months ended March 31, 1996 and calendar year 1995:
                                         3 Months ended
                                          Mar. 31, 1996      1995
                                         --------------      ----
     1.    South Hills MHP                     98%            99%
     2.    Lakeshore Terrace MHP               92%            93%
     3.    Maplewood MHP                       97%            99%
     4.    Alexandria MHP                      83%            83%
     5.    Northrup Court Apartments           98%            99%
     6.    Parkwood Estates MHP                79%            81%
     7.    Cedar Crossing Apartments           97%           100%



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


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  May 10, 1996                         Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner

                                            Christine Kennedy
                                            ----------------------
                                            Christine Kennedy
                                            Controller