Form 10-Q
period 1996-06-30
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1996-08-14
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                               June 30, 1996
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT JUNE 30, 1996 AND DECEMBER 31, 1995
                                      UNAUDITED       AUDITED
                                       JUNE 30,     DECEMBER 31,
         ASSETS                          1996          1995
- --------------------------------     -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,511,182 in 1996 and
$3,324,125 in 1995 and an
allowance to reduce carrying
value of $124,297 in 1996 and
$124,297 in 1995                       9,881,317      10,059,595
CASH AND CASH EQUIVALENTS                276,334         293,125
RENT AND OTHER RECEIVABLES
(net of allowance of $105,124
in 1996 and $53,000 in 1995)              89,616          76,653
OTHER ASSETS                                 560          24,143
DEFERRED CHARGES (less accumulated
amortization of $1,118,568 in 1996
and $1,057,731 in 1995)                   67,362         128,199
                                     -----------     -----------
TOTAL ASSETS                          10,315,189      10,581,715
                                     ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES    257,801         285,730
TENANT SECURITY DEPOSITS                 145,409         139,006
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                           410,002         419,781
                                     -----------     -----------
TOTAL LIABILITIES                        813,212         844,517

GENERAL PARTNERS' CAPITAL                (58,928)        (47,167)
LIMITED PARTNERS' CAPITAL              9,560,905       9,784,365
                                     -----------     -----------
PARTNERS' CAPITAL                      9,501,977       9,737,198
                                     -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                              10,315,189      10,581,715
                                     ===========     ===========

     The accompanying notes are an integral part of these statements.

                                  I-1

                        RAL YIELD + EQUITIES IV
                          LIMITED PARTNERSHIP

                        Statement of Operations
    For three months and six months ended June 30, 1996 and 1995
                                    Unaudited

                      3 MONTHS   6 MONTHS   3 MONTHS   6 MONTHS
                     ENDED JUNE ENDED JUNE ENDED JUNE ENDED JUNE
                      30, 1996   30, 1996   30, 1995   30, 1995
                     ---------- ---------- ---------- ----------
REVENUE:
  Rental income         537,509 1,097,592   557,097   1,111,592
  Interest income         3,324     6,217     1,531       3,282
  Other Income           23,828    43,094    19,077      35,688
                        -------   -------   -------   ---------
                        564,661 1,146,903   577,705   1,150,562

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses              279,705   536,799   234,234     486,384
  Management fees        27,053    53,919    25,170      50,340
  Bad debts              17,642    30,437         0          96
  Depreciation and
   amortization         124,044   247,894    97,795     231,400
                        -------   -------   -------    --------
                        448,444   869,049   357,199     768,220
                        -------   -------   -------    --------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE     116,217   277,854   220,506     382,342
                        -------   -------   -------    --------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE           (8,075)  (15,418)   (8,034)    (15,942)
                        -------   -------   -------    --------

NET INCOME              108,142   262,436   212,472     366,400
                        =======   =======   =======     =======


 The accompanying notes are an integral part of these statements.

                                  I-2

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
             For the six months ended June 30, 1996 and
                for the year ended December 31, 1995

                                      UNAUDITED
                          General      Limited
                          Partner      Partners
                     (5% ownership) (95% ownership)  Total
                     -------------   ------------  ---------
BALANCE, January 1, 1995 (24,856)    10,208,264   10,183,408
                         --------    -----------  ----------
NET INCOME                27,455        521,651      549,106

CASH DISTRIBUTIONS       (49,766)      (945,550)    (995,316)
                        --------     ----------   ----------

BALANCE, Dec. 31, 1995   (47,167)     9,784,365    9,737,198
                        ========      =========    =========

NET INCOME                13,122        249,314      262,436

CASH DISTRIBUTIONS       (24,883)      (472,774)    (497,657)
                        --------      ---------    ---------

BALANCE, June 30, 1996   (58,928)     9,560,905    9,501,977
                        ========      =========    =========





      The accompanying notes are an integral part of these statements.











                                  I-3


                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
        For the six months ended June 30, 1996 and 1995

                                         UNAUDITED
                               6 MONTHS             6 MONTHS
                           ENDED JUNE 30,        ENDED JUNE 30,
                                1996                 1995
                            ---------------     ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                       262,436           366,400
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     247,894           231,400
 Affiliate's participation in
   income from joint venture        15,418            15,941
 Changes in assets and
   liabilities:
 Accounts receivable               (12,963)          (33,586)
 Other assets                       23,583            19,426
 Accounts payable and
   accrued expenses                (27,929)          (46,222)
 Tenant security deposits            6,403             6,072
                                  --------          --------
Net Cash provided by
  operating activities:            514,842           559,431
                                  --------          --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

Additions to property and
  equipment                         (8,779)           (1,049)
                                  --------          --------
 Net Cash used for
   investing activities             (8,779)           (1,049)
                                  --------          --------










                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash distributions
  to Partners                     (497,657)         (497,657)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (25,197)          (25,197)
                                  --------          --------
Net Cash provided from (used
  for) financing activities       (522,854)         (522,854)
                                  --------          --------
Increase (Decrease) in
  cash balance                     (16,791)           35,528

Cash balance beginning
  of period                        293,125           230,502
                                  --------           -------

Cash balance end of period         276,334           266,030
                                  =========         ========



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

Net cash provided by operating activities for the six months ended June 30 was $514,842 in 1996 and $559,431 in 1995. The 8%
decrease in operating cash flow from 1995 to 1996 is a result of several items:

1. The Hardee's tenant in the commercial properties located in Mundelein and Joliet, Illinois stopped paying rent in February, 1996. The tenant is having extreme financial difficulties and has closed the Mundelein store and will probably be closing the Joliet store in the near future. The tenant would like to buy the two buildings and address back rent owed in the same deal. Due to their precarious financial position, the Partnership had been accruing rent due it and immediately recording a bad debt expense. Beginning May, 1996 rent revenue due and the corresponding bad debt

                                 I-7
expense will no longer be accrued on the financial statements (essentially this had a zero impact on net income). A receivable is still recorded each month to track the total amount owed to the Partnership but is offset with an allowance for doubtful accounts. The four months (March, 1996-June, 1996) of unpaid rent amount to about $51,000 in reduced cash flow.

2. Due to the severe winter, snow removal is $9,500 higher than last year.

3. Most of our utility expenses have seen a general increase over the prior year.

As of June 30, 1996 the Partnership had cash of approximately
$276,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totaled approximately $403,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems, in light of the excess of current liabilities over cash on hand, due to the nature of the current liabilities. Approximately $145,000 of the current liabilities represent tenant security deposits. The majority of current liabilities are accrued and escrowed real estate taxes payable in installments during 1996 and 1997. The Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $236,000 was made to the Limited Partners in May, 1996. Total limited partner distributions made during 1995 were approximately $945,550.

As discussed above, the Partnership is experiencing one tenant delinquency problem with its Hardee's tenants in Mundelein and Joliet, Illinois. Although the tenant had been paying rent each month, they did not pay the rent increase that went into effect in 1992. This resulted in a shortfall of rent paid each month of approximately $2,300 for the two stores. The Partnership has not received any rent from them since February, 1996. The total now due the Partnership is $183,000. About $105,000 of this amount has been reserved for. The tenant has offered to purchase both buildings and negotiate a settlement of the lease. Nothing has been finalized regarding these negotiations and cash flow will therefore continue to be negatively impacted by the loss of this rental income. Once the buildings are sold, however, a return of capital will be made to limited partners and any money received towards the lease settlement will also be available for distribution.



                              I-8
South Hills mobile home park, located in Beaver Dam, Wisconsin, has been experiencing problems with frequent leaks in its water lines. The solution to this problem is a complete replacement of the water lines. The total cost to do this has been estimated at $300,000.

To begin to cover this expense, the Partnership will be reserving
$100,000 of the last property sale (see below). The rest of this expense will probably be paid for through a loan.

On July 31, 1996 the Partnership sold Parkwood Estates mobile home park, located in Willmar, Minnesota, for $525,000. After deducting selling costs and the remaining $61,000 due on a special assessment to the village of Willmar, the Partnership received cash of
$400,000.   As noted above, $100,000 of these funds are being
reserved to pay for replacement of water lines at South Hills mobile home park. The remaining $300,000 will be distributed to limited partners as a capital distribution in August, 1996.

Results of Operations:

Gross revenues for the six months ended June 30 were $1,146,903 in 1996 compared to $1,150,562 in 1995. Total expenses for the six months ended June 30 were $869,049 in 1996 and $768,220 in 1995.

Net income for the six months ended June 30 was $262,436 in 1996 compared to $366,400 in 1995.

The reasons for the decreased revenue and increased expenses are detailed in the Liquidity and Capital Resources section above.
Three additional items, which do not affect cash flow but do affect total expenses are as follows:

1. The write-off of rent due from the two Hardee's restaurants caused a $30,000 increase in bad debt expense in 1996 in comparison to 1995.

2. Depreciation expense has increased over $16,000 in the first half of 1996 versus the same period of 1995.

3. Real estate taxes were about $15,000 lower in the first half of 1995 due to an adjustment made in the first half of 1995 for an overaccrual made in 1994. The actual tax bill received in 1995 for the 1994 taxes on the apartment complex located in Canton, Ohio was about $13,000 less than expected. The remainder of the difference represents a general increase in real estate tax amounts among all the properties.






                                  I-9
The leases of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.



The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the six months ended June 30, 1996 and calendar year 1995:
                                         6 Months ended
                                          June 30, 1996      1995
                                         --------------      ----
     1.    South Hills MHP                     98%            99%
     2.    Lakeshore Terrace MHP               92%            93%
     3.    Maplewood MHP                       98%            99%
     4.    Alexandria MHP                      84%            83%
     5.    Northrup Court Apartments           99%            99%
     6.    Parkwood Estates MHP                79%            81%
     7.    Cedar Crossing Apartments           98%           100%



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










                                I-10
                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  August 13, 1996                         Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner

                                            Christine Kennedy
                                            ----------------------
                                            Christine Kennedy
                                            Controller