Form 10-Q
period 1996-09-30
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1996-11-14
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                              September 30, 1996
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
  BALANCE SHEETS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                      UNAUDITED       AUDITED
                                    SEPTEMBER 30,   DECEMBER 31,
         ASSETS                          1996          1995
--------------------------------     -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,376,429 in 1996 and
$3,324,125 in 1995 and an
allowance to reduce carrying
value of $124,297 in 1996 and
$124,297 in 1995                       8,983,408      10,059,595
CASH AND CASH EQUIVALENTS                358,320         293,125
RENT AND OTHER RECEIVABLES
(net of allowance of $121,379
in 1996 and $53,000 in 1995)              62,452          76,653
OTHER ASSETS                              30,107          24,143
DEFERRED CHARGES (less accumulated
amortization of $1,148,987 in 1996
and $1,057,731 in 1995)                   36,944         128,199
                                     -----------     -----------
TOTAL ASSETS                           9,471,231      10,581,715
                                     ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES    174,278         285,730
TENANT SECURITY DEPOSITS                 133,476         139,006
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                           413,097         419,781
                                     -----------     -----------
TOTAL LIABILITIES                        720,851         844,517

GENERAL PARTNERS' CAPITAL                (00,000)        (47,167)
LIMITED PARTNERS' CAPITAL              0,000,000       9,784,365
                                     -----------     -----------
PARTNERS' CAPITAL                      8,750,380       9,737,198
                                     -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               9,471,231      10,581,715
                                     ===========     ===========

     The accompanying notes are an integral part of these statements.


                                 I-1

                        RAL YIELD + EQUITIES IV
                          LIMITED PARTNERSHIP

                        Statement of Operations
For three months and nine months ended September 30, 1996 and 1995
                                    Unaudited

                      3 MONTHS   9 MONTHS   3 MONTHS   9 MONTHS
                     ENDED SEPT ENDED SEPT ENDED SEPT ENDED SEPT
                      30, 1996   30, 1996   30, 1995   30, 1995
                     ---------- ---------- ---------- ----------
REVENUE:
  Rental income         491,607 1,589,199   560,303   1,671,895
  Interest income         3,315     9,532     1,575       4,857
  Other Income           21,982    65,075    20,245      55,932
                        -------   -------   -------   ---------
                        516,904 1,663,806   582,123   1,732,684

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses              240,284   777,082   266,401     752,784
  Management fees        25,364    79,283    25,170      75,510
  Bad debts              16,040    46,477       531         628
  Depreciation and
   amortization         116,697   364,591   133,884     365,283
  Loss on sale of
   investment property  334,668   334,668         0           0
                        ------- ---------   -------    --------
                        733,053 1,602,101   425,986   1,194,205
                        ------- ---------   -------    --------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE    (216,149)   61,705   156,137     538,479
                        -------   -------   -------    --------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE           (9,241)  (24,659)   (8,718)    (24,660)
                        -------   -------   -------    --------

NET INCOME             (225,390)   37,046   147,419     513,819
                        =======   =======   =======     =======

 The accompanying notes are an integral part of these statements.

                                  I-2

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
         For the nine months ended September 30, 1996 and
                for the year ended December 31, 1995

                                      UNAUDITED
                          General      Limited
                          Partner      Partners
                     (5% ownership) (95% ownership)  Total
                     -------------   ------------  ---------
BALANCE, January 1, 1995 (24,856)    10,208,264   10,183,408
                         --------    -----------  ----------
NET INCOME                27,455        521,651      549,106

CASH DISTRIBUTIONS       (49,766)      (945,550)    (995,316)
                        --------     ----------   ----------

BALANCE, Dec. 31, 1995   (47,167)     9,784,365    9,737,198
                        ========      =========    =========

NET INCOME                   370         36,676       37,046

CASH DISTRIBUTIONS       (36,193)      (987,671)  (1,023,864)
                        --------      ---------    ---------

BALANCE,
 September 30, 1996      (82,990)     8,833,370    8,750,380
                        ========      =========    =========





      The accompanying notes are an integral part of these statements.











                                  I-3


                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
     For the nine months ended September 30, 1996 and 1995

                                         UNAUDITED
                               9 MONTHS             9 MONTHS
                          ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                1996                 1995
                            ---------------     ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                        37,046           513,819
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     364,591           365,283
 Affiliate's participation in
   income from joint venture        24,659            24,660
 Loss on sale of investment
   property                        334,668                 0
 Changes in assets and
   liabilities:
 Accounts receivable                14,201           (42,223)
 Other assets                       (5,964)           (9,766)
 Accounts payable and
   accrued expenses               (111,452)          (36,552)
 Tenant security deposits           (5,533)            9,933
                                  --------          --------
Net Cash provided by
  operating activities:            652,216           825,154
                                  --------          --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

 Net proceeds from sale of
  investment property              478,962                 0
 Additions to property and
  equipment                        (10,779)          (18,812)
                                  --------          --------
 Net Cash used for
   investing activities            468,183           (18,812)
                                  --------          --------




                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash distributions
  to Partners                   (1,023,864)         (746,487)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (31,340)          (28,884)
                                  --------          --------
Net Cash provided from (used
  for) financing activities     (1,055,204)         (775,371)
                                  --------          --------
Increase (Decrease) in
  cash balance                      65,195            30,971

Cash balance beginning
  of period                        293,125           230,502
                                  --------           -------

Cash balance end of period         358,320           261,473
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

The Partnership sold one of the mobile home communities and two of the commercial properties during 1993. An additional commercial property was sold in 1994. On July 31, 1996 the Partnership sold a mobile home community in Willmar, Minnesota.

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

Net cash provided by operating activities for the nine months ended September 30 was $652,216 in 1996 and $825,154 in 1995. The 21% decrease in operating cash flow from 1995 to 1996 is a result of several items:

1. The Hardee's tenant in the commercial properties located in Mundelein and Joliet, Illinois stopped paying rent in February, 1996. The tenant is having extreme financial difficulties and has closed the Mundelein store and will probably be closing the Joliet store in the near future. The tenant would like to buy the two buildings and address back rent owed in the same deal. Due to their precarious financial position, the Partnership had been accruing rent due it and immediately recording a bad debt expense. Beginning May, 1996 rent revenue due and the corresponding bad debt
                                I-7
expense will no longer be accrued on the financial statements (essentially this had a zero impact on net income). The seven months (March, 1996-September, 1996) of unpaid rent amount to about $89,000 in reduced cash flow.

2. Due to the severe winter, snow removal is $9,500 higher than last year.

3. Most of our utility expenses have seen a general increase over the prior year.

4. Cash flow from operating activities was negatively impacted by a $77,000 decrease in special assessments and security deposits. This decrease was the result of a pay off of the assessments and security deposits as a result of the sale of the Willmar, Minnesota mobile home park (discussed below). These amounts did not directly impact cash on hand as they were taken as a credit against the amount due the Partnership by the buyer on the closing statement of the property sold.

As of September 30, 1996 the Partnership had cash of approximately $358,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totaled approximately $308,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $133,000 of the current liabilities represent tenant security deposits. The majority of current liabilities are accrued and escrowed real estate taxes payable in installments during 1996 and 1997. The Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $215,000 was made to the Limited Partners in August, 1996. A return of capital distribution of $300,000 as a result of the sale of the mobile home park was also made in August, 1996.
Total limited partner distributions made during 1995 were approximately $945,550.

As discussed above, the Partnership is experiencing one tenant delinquency problem with its Hardee's tenants in Mundelein and Joliet, Illinois. Although the tenant had been paying rent each month, they did not pay the rent increase that went into effect in 1992. This resulted in a shortfall of rent paid each month of approximately $2,300 for the two stores. The Partnership has not received any rent from them since February, 1996. The total now due the Partnership is $217,000. All except $50,000 of this amount has been reserved for. The tenant has offered to purchase both buildings and negotiate a settlement of the lease. Nothing has

                                I-8
been finalized regarding these negotiations and cash flow will therefore continue to be negatively impacted by the loss of this rental income. Once the buildings are sold, however, a return of capital will be made to limited partners and any money received towards the lease settlement will also be available for distribution.

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

On July 31, 1996 the Partnership sold Parkwood Estates mobile home park, located in Willmar, Minnesota, for $525,000. After deducting selling costs and the remaining $61,000 due on a special assessment to the village of Willmar, the Partnership received cash of
$400,000.   As noted above, $100,000 of these funds are being
reserved to pay for replacement of water lines at South Hills mobile home park. The sale resulted in a book loss of $334,668.

Results of Operations:

Gross revenues for the nine months ended September 30 were $1,663,806 in 1996 compared to $1,732,684 in 1995. Total expenses, excluding the loss from the sale of investment property, for the nine months ended September 30 were $1,267,433 in 1996 and $1,194,205 in 1995.

Net income for the nine months ended September 30 was $37,046 in 1996 compared to $513,819 in 1995.

The reasons for the decreased revenue and increased expenses are detailed in the Liquidity and Capital Resources section above.
Three additional items, which do not affect cash flow but do affect total expenses are as follows:

1. The write-off of rent due from the two Hardee's restaurants caused a $46,000 increase in bad debt expense in 1996 in comparison to 1995. The related decrease of $89,000 in revenue from these restaurants as discussed above also negatively impacted income.

2. Real estate taxes were about $15,000 lower in 1995 due to an adjustment made in the first half of 1995 for an overaccrual made in 1994. The actual tax bill received in 1995 for the 1994 taxes on the apartment complex located in Canton, Ohio was about $13,000 less than expected. The remainder of the difference represents a general increase in real estate tax amounts among all the properties.
                                 I-9

3. The loss from the sale of investment properties contributed a $334,668 decrease in net income.

The leases of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the nine months ended September 30, 1996 and calendar year
1995:
                                         9 Months ended
                                       September 30, 1996    1995
                                         --------------      ----
     1.    South Hills MHP                     98%            99%
     2.    Lakeshore Terrace MHP               92%            93%
     3.    Maplewood MHP                       98%            99%
     4.    Alexandria MHP                      83%            83%
     5.    Northrup Court Apartments           98%            99%
     6.    Parkwood Estates MHP                N/A            81%
     7.    Cedar Crossing Apartments           99%           100%



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


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  November 8, 1996                     Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner

                                            Christine Kennedy
                                            ----------------------
                                            Christine Kennedy
                                            Controller