Form 10-K
period 1996-12-31
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1997-04-01
CIK 799126

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

   X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         For the fiscal year ended
                             December 31, 1996

                                    OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
------       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission File Number
                                  0-16890
                                  -------
                RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                -------------------------------------------
        (Exact name of registrant as specified in its charter)

           Wisconsin                          39-1558614
--------------------------------      -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization             Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                         53186
--------------------------------       ----------------------------
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

                              1996 FORM 10-K
                             TABLE OF CONTENTS
                             -----------------

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

The Registrant originally acquired fourteen real property investments, utilizing the net offering proceeds available for investment. The Registrant sold three of the original properties during 1993. A fourth property was sold during 1994, and a fifth was sold in 1996.

Provided below is certain financial information by property type for the three years covered by this report:
                    Apartment        Mobile Home         Commercial
                    Complexes          Parks             Properties
             ----------------    ----------------  ----------------
            1996  1995  1994    1996  1995  1994    1996  1995 1994
            ----  ----  ----    ----  ----  ----    ----  ---- ----
Number of
properties   2      2     2      4    5     5        3      3    3
owned at December 31:

Gross rental
revenues   $998  $990  $978   $979 $1,028 $1,000   $210  $210  $193

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

The Registrant itself employs individual onsite managers and maintenance personnel in the mobile home parks and apartment complexes. The Registrant employed 16 at March 28, 1997.


Item 2.  PROPERTIES

As of March 28, 1997, the Registrant owned the following properties:

Name, Type of           Date of
Property and Location   Purchase    Approximate Size
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

Lakeshore Terrace       06/30/87  135 mobile home sites on
 Mobile Home Park                 approximately 25 acres of land
Rice Lake, WI

Alexandria Estates      08/17/87  89 mobile home sites on
 Mobile Home Park                 approximately 17 acres of land
Alexandria, MN

Maplewood               08/17/87  75 mobile home sites on
 Mobile Home Park                 approximately 9 acres of land
Lake City, MN

Hardee's Restaurant     08/18/87  A 3,900 sq. ft. building on
Mundelein, IL (vacant)            approximately 0.8 acres of land

Hardee's Restaurant     08/18/87  A 3,900 sq. ft. building on
Joliet, IL (vacant)               approximately 0.7 acres of land

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

All the above properties were unencumbered as of March 28, 1997.

Leases on Investment Properties:

The Partnership operates four mobile home parks which lease rental spaces. The Partnership also operates two apartment complexes.
The mobile home parks and apartment complexes receive income on a monthly basis from tenant leases which normally have lease terms of one year or less.

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

Both restaurant properties are now vacant. These properties have been classified in the Partnership's financial statements as properties held for sale or re-lease.

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

MATERIAL PROPERTIES
-------------------

Following is information with respect to each property whose revenues are greater than 10% of total revenues as denoted above.

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:


                                     Occupancy Rate
                                --------------------------------

                                1996   1995   1994   1993   1992
                                ----   ----   ----   ----   ----
Cedar Crossings Apts.           96%    100%    99%    96%    97%
Northrup Court Apts.            94%     99%    97%    89%    89%
South Hills MHP                 99%     99%    99%    99%    99%

The following is a listing of the average annual per unit rental rates for the Partnership's material properties for each of the last five years:
                                 Annual Per Unit Rental Rate
                              --------------------------------

                              1996   1995   1994   1993   1992
                              ----   ----   ----   ----   ----
Cedar Crossings Apts.        $5,835  5,639  5,596  5,610  5,457
Northrup Court Apts.         $4,388  4,215  4,174  4,274  4,100
South Hills MHP              $2,516  2,402  2,305  2,251  2,139

The Federal tax basis for each of the material properties is identical to the book basis as listed in Schedule III on page F-15 of the report. Depreciation information for tax purposes on the properties is as follows:

     Type of Asset        Rate        Method      Depreciable Life
     -------------        ----        ------      ----------------
     Land Improvements     SL          ACRS        15/19/20 Year
     Building              SL          ACRS       19/31.5/40 Year
     Equipment            DDB       ACRS/MACRS      5/7/12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                                     1996       1995       1994
                                     ----       ----       ----
Cedar Crossings Apts.
     Tax rate (per 1,000)           .02260     .02260     .02260
     Real estate taxes             $39,396     39,285     38,816
Northrup Court Apts.
     Tax rate (per 1,000)           .05223     .04638     .05428
     Real estate taxes             $24,361     22,785     34,578
South Hills MHP
     Tax rate (per 1,000)           .02541     .02821     .02847
     Real estate taxes             $29,182     32,776     33,080

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1996.


                              PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS
(a)&(b) As of December 31, 1996, there were approximately 2,430 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

(c) All cash available for distribution other than sale or refinancing proceeds will be distributed 95% to the Limited Partners and 5% to the General Partners, at least semiannually. See attached financial statements and footnotes for a detailed discussion of amounts and timing of distributions to Limited Partners.

Item 6.  SELECTED FINANCIAL DATA

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/96   12/31/95   12/31/94   12/31/93   12/31/92
             ---------- ---------- ---------- ---------- ----------
Rental Income$2,186,579 $2,228,310 $2,161,239 $2,394,977 $2,452,779

Interest Income  12,506      7,700     17,049      9,517     12,805

Net Income
   (Loss)       (70,824)   549,106    529,276    918,686    420,951

Total Assets  9,161,505 10,581,715 10,979,236 14,049,594 14,506,738

Long Term Obligations 0          0          0          0         0

Distributions to
 Limited Partners
 Cash Flow      898,812    945,550  3,501,235  1,177,230  1,323,931
 Return of
   Capital      300,000          0  2,429,000          0         0

Gain (Loss) on Sale
 of Investment
 Property      (338,622)         0    (20,535)   335,777         0

Per Unit Data:
 Net Income(Loss) (3.43)     26.59      25.63      44.48      20.38

  Distributions   61.10      48.19     178.45      60.00      67.48

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

The Partnership originally purchased a total of fifteen income-producing properties. The Partnership is managing four mobile home communities (two in Wisconsin and two in Minnesota) and two garden apartment complexes located in Ohio and Maryland. The Partnership is leasing the retail auto supply store in Neenah, Wisconsin. The Partnership has sold the following properties: a restaurant building located in Longmont, Colorado; a retail auto parts and service store located in Menasha, Wisconsin; a mobile home park located in Little Chute, Wisconsin; a mobile home park located in Willmar, Minnesota; and a restaurant building located in Eagan, Minnesota. The Partnership also owns restaurant properties in Mundelein, Illinois and Joliet, Illinois which are vacant. The lessee vacated both properties during 1996. The properties have been classified as properties available for sale or re-lease in the Partnership's financial statements.

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

Net cash provided by operating activities was $921,000 in 1996, $1,188,000 in 1995, and $1,118,000 in 1994. During 1996 and 1994
cash provided from the sale of income-producing properties amounted to $475,000 and $285,000 respectively. As of December 31, 1996, the Partnership had cash of approximately $382,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Liabilities totaled approximately $338,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $135,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments in 1997. The Partnership expects to meet all of its obligations as they come due.

Total limited partner distributions made during 1995 were approximately $1,199,000.

Results of Operations:

Total revenues fluctuated during the three year period covered by this report:
             1996         $2,187,000
             1995         $2,228,000
             1994         $2,161,000

The increase in revenues from 1994 to 1995 is a result of annual rent increases at the mobile home parks and apartments. The decrease in revenues from 1995 to 1996 is a result of the sale of Parkwood Estates mobile home park, reductions in the occupancy rates at the apartment complexes and offset by the increased rates at the apartment complexes and remaining mobile home parks.

Total expenses were $2,317,000 in 1996, $1,725,000 in 1995, and
$1,678,000 in 1994. Operating expenses have decreased in 1995 compared to 1994 as the number of properties in the Partnership declined due to property sales in 1993 and 1994. The operating expenses rose significantly in 1996 due to several factors. The Partnership incurred a loss on sale of the Parkwood Estates mobile home park of $339,000. Bad debt expense for 1996 amounted to $217,000 as a result of the two restaurant properties in Mundelein, Illinois and Joliet, Illinois being vacated by the lessor prior to the expiration of the lease. As a result of the vacancies of the two restaurant properties the carrying value of the building improvements and the land were written down to their estimated net realizable value. The writedown resulted in a charge to income of $159,000 in 1996.

The Partnership incurred a net loss of $71,000 in 1996 compared to net income of $549,000 in 1995 and $529,000 in 1994. The decrease in 1996 is attributable to the factors discussed in the previous paragraph.

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

    a.  None.

    b.  None.






















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

The general partners and significant employee of First Financial
Realty Management are as follows:

                                        Position with Ral Asset
Name                                       Management Group
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

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 55, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.

John A. Hanson, age 55, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 51, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.


Bart Starr, age 64, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individual is an employee of the unaffiliated property management firm who makes significant contributions to the business of the Partnership:

Douglas C. Heston, age 43, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of March 28, 1997.

(b)    As of March 28, 1997, the General Partners beneficially
owned the following Interests in the Partnership:
Title of Class            Name of Partner        Percent of Class
--------------            ---------------        ----------------
General Partnership       Robert A. Long             46.73%
Interests                 John A. Hanson             22.14
                          Thomas R. Brophy           19.68
                          Bart Starr                 11.45
                                                    ------
                                                    100.00
                                                  ========

As of March 28, 1997, the General Partners owned as a group the following Limited Partnership Interests in the Registrant:
Title of Class        Amount Beneficially Owned  Percent of Class
--------------        -------------------------  ----------------
Limited Partnership        6 Interests              Less than 1%
Interests

(c)    None

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a and b)
       The Partnership sold Hickory Lane Mobile Home Park to Wisconsin Homesites III Limited Partnership. Doug Heston is the President of the Corporate General Partner of Wisconsin Homesites III. Mr. Heston is also the President of First Financial Realty Management, the company which now manages RAL Yield + Equities IV.

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

General Partner's share of         The General Partners receive
Partnership Cash Available         5% of all Cash Available for
for Distribution.                  Distribution.  Distributions
                                   paid to the General Partners
                                   were $47,000 in 1996, $50,000
                                   in 1995, and $56,000 in 1994.

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

(d)    Financial Statement Schedule
       See Index to Financial Statements and Financial Statement
       Schedule on Page F-1.



































                RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                     (A Wisconsin Limited Partnership)

                 TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE

                COVERED BY REPORTS OF INDEPENDENT AUDITORS

                                Item 14(a)

Report of Independent Auditors                              F-2

Consolidated Balance Sheets at
December 31, 1996 and 1995                                  F-3

Consolidated Statements of Income for the years ended
December 31, 1996, 1995 and 1994                            F-4

Consolidated Statements of Partners' Equity for the
years ended December 31, 1996, 1995 and 1994                F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                            F-6

Notes to Consolidated Financial Statements              F-7 to F-13

Financial Statement Schedule:  III - Real Estate
and Accumulated Depreciation                           F-14 to F-18

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.



















                   INDEPENDENT AUDITOR'S REPORT

January 16, 1997



To the Partners of
RAL Yield + Equities IV Limited Partnership

We have audited the accompanying Consolidated Balance Sheets of RAL Yield + Equities IV Limited Partnership (a Wisconsin Limited partnership) as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAL Yield + Equities IV Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects the information set forth therein.


KOLB LAUWASSER & CO., S.C.

Milwaukee, Wisconsin



                  RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                           ---------------------------
                                As of December 31,
       ASSETS                                  1996       1995
       ------                                  ----       ----
Properties
----------
Income-Producing Properties - Notes #1, #3, and #4
Buildings and land improvements             9,253,924    10,971,048
Equipment                                     466,952       468,891
                                           ----------    ----------
                                            9,720,876    11,439,939
   Less:  Accumulated depreciation          3,196,705     3,324,125
                                           ----------    ----------
                                            6,524,171     8,115,814
   Land                                     1,214,304     1,943,781
                                           ----------    ----------
     Total Income-Producing Property        7,738,475    10,059,595
   Properties held for sale or re-lease,
     net-Note #5                            1,000,000          -
                                           ----------    ----------
      Total Properties                      8,738,475    10,059,595
                                           ----------    ----------
Other
-----
   Cash and cash equivalents - Note #1        381,659       293,125
   Rent and other receivables - Note #1        14,588        76,653
   Deposits                                       560           560
   Deferred charges - Note #1                   6,525       128,199
   Prepaid expenses                            19,698        23,583
                                           ----------     ---------
     Total Other                              423,030       522,120
                                           ----------     ---------
     Total Assets                           9,161,505    10,581,715
                                           ==========    ==========
       LIABILITIES AND PARTNERS' EQUITY
       --------------------------------

Liabilities
-----------
   Accounts payable and accrued expenses      166,940       242,573
   Deferred rents                              35,406        43,157
   Tenants' security deposits                 135,155       139,006
                                           ----------     ---------
     Total Liabilities                        337,501       424,736
                                           ----------     ---------
Minority interest in joint venture - Note #6  403,748       419,781
                                           ----------     ---------




Partners' Equity (Deficit)
--------------------------
   General partners                          (98,014)      (47,167)
   Limited partners                         8,518,270     9,784,365
                                           ----------    ----------
     Total Partners' Equity                 8,420,256     9,737,198
                                           ----------    ----------
    Total Liabilities and Partners' Equity  9,161,505    10,581,715
                                           ==========    ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                    Consolidated Statements of Income
                    ---------------------------------
                     For the years ended December 31,
                                    1996       1995      1994
                                    ----       ----      ----
Revenue
-------
   Rental income                 2,186,579   2,228,310   2,161,239
                                 ---------   ---------   ---------
Expenses
--------
   Property management fees        103,963     107,388     104,548
   Administrative expenses         385,853     408,545     400,840
   Property operating expenses     632,056     613,325     582,328
   Amortization and depreciation   481,083     540,612     568,520
   Loss on sale of investment
    properties                     338,622        -         20,535
   Bad debt expense                216,582      54,716       1,360
   Write down of investment
     properties-Note #5            158,859         -           -
                                 ---------   ---------   ---------
     Total Expenses              2,317,018   1,724,586   1,678,131
                                 ---------   ---------   ---------
     (Loss) Income Before Other Income
         and Minority Interest    (130,439)    503,724     483,108
                                 ---------   ---------   ---------
Other Income (Expense)
----------------------
   Interest income                  12,506       7,700      17,049
   Interest expense                 (3,927)     (6,109)     (9,491)
   Miscellaneous                    85,396      77,703      68,499
                                  ---------   ---------   ---------
     Total Other Income             93,975      79,294      76,057
                                  ---------   ---------   ---------
   Net (Loss) Income Before
     Minority Interest             (36,464)    583,018     559,165

   Minority interest               (34,360)    (33,912)    (29,889)
                                  ---------   ---------   ---------
     Net (Loss) Income             (70,824)    549,106     529,276
                                  =========   =========   =========
Net (Loss)income per limited
   partnership interest              (3.43)      26.59       25.63
                                  =========   =========   =========
Allocation of Income (Loss):
   Limited partners                (67,283)    521,651     502,812
   General partners                 (3,541)     27,455      26,464
                                  ---------   ---------   ---------
                                   (70,824)    549,106     529,276
                                  =========   =========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

                      RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                      Consolidated Statements of Partners' Equity
                      -------------------------------------------
                              For the years ended December 31,

           Limited   General    1996       1995       1994
          Partners   Partners    Total      Total      Total
         ----------  -------- ----------  --------------------
Capital contributions:
  Contributed cash
         19,620,500    1,000  19,621,500  19,621,500   19,621,500
  Less: Syndication
    costs 2,057,653      -     2,057,653   2,057,653    2,057,653
         -----------  ------  ----------  ----------   ----------
  Net contributions
         17,562,847    1,000  17,563,847  17,563,847   17,563,847
        -----------   ------  ----------  ----------   ----------

Accumulated income:
  Balance, beginning
          5,051,798  499,405   5,551,203   5,002,097    4,472,821
  Current net income
    (loss)  (67,283)  (3,541)    (70,824)    549,106      529,276
         -----------  -------  ----------   ---------  ----------

  Balance, ending
          4,984,515  495,864   5,480,379   5,551,203    5,002,097
         ----------- -------   ----------  ----------   ---------

Accumulated distributions:
  Balance, beginning
        (12,830,280)(547,572)(13,377,852)(12,382,536)  (8,824,868)
  Current distributions
         (1,198,812) (47,306) (1,246,118)   (995,316)  (3,557,668)
         ----------  -------   ---------- ----------   -----------

  Balance, ending
        (14,029,092)(594,878)(14,623,970)(13,377,852) (12,382,536)
          ----------  -------  ----------  ---------- -----------

Total Partners' Equity (Deficit)
          8,518,270  (98,014)  8,420,256   9,737,198   10,183,408
          ========== ========  =========   =========   ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

                       RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         Consolidated Statements of Cash Flows
                       -------------------------------------------
                           For the years ended December 31,
                                     Cash Increase or (Decrease)
                                 ----------------------------------
                                      1996     1995     1994
                                     ------   ------   ------
Cash Flows From Operating Activities
------------------------------------
  Net (loss) income                  (70,824)   549,106    529,276
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Amortization and depreciation   481,083    540,612    568,520
     Loss on sale of investment
       properties                    338,622       -        20,535
     Minority interest
       in joint venture               34,360     33,912     29,889
     Additions to reserve for doubtful
       accounts                      208,729     53,000       -
     Write down of investment
       properties                    158,859       -          -
Decrease (increase) in
----------------------
  Rent and other receivables, net   (146,665)   (48,495)     1,578
  Prepaid expenses                     3,885     (4,157)       (36)
  Deferred charges                       -         -        (8,700)
Increase (decrease) in
----------------------
  Accounts payable and
   accrued expenses                  (83,384)    53,662    (31,401)
  Tenants' security deposits          (3,851)    10,279      8,710
                                   ---------   ---------  ---------
 Net Cash Provided by
  Operating Activities               920,814  1,187,919  1,118,371
                                   ---------  ---------  ---------

Cash Flows From Investing Activities
------------------------------------
Additions to income-
  producing properties               (10,779)   (80,815)  (103,303)
Proceeds from sale of
  income-producing properties        475,009       -       284,893
                                   ---------  ---------   ---------
    Net Cash Provided (Used) by
      Investing Activities           464,230    (80,815)   181,590
                                   ---------  ---------   ---------
Cash Flows From Financing Activities
------------------------------------
  Distributions to partners       (1,246,118)  (995,316)(3,557,668)

  Distributions from joint
    venture partner                  (50,393)   (49,164)   (49,164)
                                    ---------  ---------  ---------
   Net Cash (Used) by
     Financing Activities         (1,296,511)(1,044,480)(3,606,832)
                                   --------- ----------  ---------
    Net Increase (Decrease) in Cash   88,533     62,624 (2,306,871)
    Cash and cash equivalents -
      Beginning of Year              293,125    230,502  2,537,373
                                   --------- ----------  ---------
    Cash and cash equivalents -
      End of Year                    381,658    293,126    230,502
                                   ========= ==========  =========
  Supplementary Information
     Interest Paid                     3,927      6,109      9,491
                                   ========= ==========  =========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

              RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
              Notes to Consolidated Financial Statements
               ------------------------------------------
          For the years ended December 31, 1996, 1995 and 1994

Note #1  Nature of the Business and Summary of Significant
-------  -------------------------------------------------
         Accounting Policies
         -------------------

A.  Nature of the Business
    ----------------------
RAL Yield + Equities IV Limited Partnership (the Partnership) is a Wisconsin limited partnership formed on August 8, 1986, under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell real estate properties. Currently, the Partnership owns nine properties. It operates four mobile home parks located in the upper midwest and two apartment complexes located in Maryland and Ohio. The partnership also leases a commercial property to a retail/service business in the upper midwest. As of December 31, 1996, two commercial restaurant properties, located in the upper midwest, which had been leased to a franchisee, are vacant. The Partnership will terminate December 31, 2016, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

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

                              F-7
investment in Cedar Crossing Apartments. All intercompany transactions and accounts have been eliminated in the consolidation. The Partnership records are maintained in accordance with generally accepted accounting principles.

D.  Income-Producing Properties
    ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area.


For financial statement purposes, depreciation is determined using the straight-line method.  For income tax reporting purposes, building and land improvements are depreciated using the straight
-line method, while equipment is depreciated using accelerated methods.  Depreciable lives for financial statement and income tax purposes are set forth below:
                                              Depreciable Lives
                                       ---------------------------
                                         Financial       Income Tax
                                         Reporting        Reporting
                                         ---------       ----------
Land improvements                     30 years        15-31.5 years
Buildings                             30 years        31.5-40 years
Equipment                            5-7 years        3-7 years

E.  Allowance for Doubtful Accounts
    -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon management's evaluation, an allowance for doubtful accounts of $261,729 and $53,000 was necessary as of December 31, 1996 and 1995, respectively.












F.  Deferred Charges
    ----------------
Costs incurred with respect to organizing the Partnership were deferred and have been fully amortized. Prepaid management fees incurred in the initial public offering were amortized to expense on the straight-line method over the term (ten years) of the management agreement and have been fully amortized. Commission fees incurred to lease the properties have been deferred and amortized over the respective lease term.

         Deferred charges consist of the following at December 31,
                                            1996            1995
                                         ---------       ---------
Deferred management fees                 1,177,230       1,177,230
Lease commissions                            8,700           8,700
                                         ---------       ---------
                                         1,185,930       1,185,930
Less:  Accumulated amortization          1,179,405       1,057,731
                                         ---------       ---------

                                             6,525         128,199
                                         =========       =========

G.  Leases
    ------
The Partnership has determined that all leases relating to the income-producing properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over its estimated useful life.

H.  Income Taxes
    ------------
No income taxes will be payable or provided by the Partnership since net income or loss is includable in the respective tax returns of the partners. In the initial year of ownership of partnership interests, each partner's share of taxable income or loss, tax credits and distributions is allocated to them on a pro rata basis that considers the number of days in the year during which their respective interests were held.

The Partnership files its income tax return on the accrual basis of accounting. The following reconciles the income reported in the accompanying Statements of Income to that reported in the tax returns.


                              F-9


                                     1996       1995        1994
                                   --------   --------    --------
Net (loss) income per Consolidated
  Statements of Income              (70,824)   549,106     529,276
Difference in depreciation          (75,609)   (64,681)   (46,671)
Difference in gain/loss on the sale
  of investment properties          169,276       -       (108,920)
Bad debt expense and
  asset write down                  208,730     53,000        -
Difference in write down of
  properties                        158,859       -           -
Prepaid rent and other differences  (23,059)    (3,202)    (28,776)
                                    -------     -------    --------
  Net income for tax purposes       367,373     534,223    344,909
                                    =======    ========    ========

I.  Cash and Cash Equivalents
    -------------------------
For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposit with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $253,004 and $152,319 for the years ended December 31, 1996 and 1995, respectively.

Note #2  General Provisions of the Limited Partnership Agreement
-------  ------------------------------------------------------
Pursuant to the terms of the partnership agreement, net income or losses of the Partnership from operations and losses on sale of income-producing properties are allocated 95% to the limited partners and 5% to the general partners. Notwithstanding the foregoing, all depreciation from tax-exempt use properties is allocated to tax-exempt limited partners.

In general, subject to certain limitations, all income from the sale of income-producing properties will be allocated first to the Partners with deficit capital accounts, then to each limited partner in an amount equal to the limited partner's original capital contribution, less prior distributions of sale or refinancing proceeds, then to the limited partners in the amount, if any, of the investment preference that is paid from sale or refinancing proceeds and the remainder shall be allocated 85% to the limited partners and 15% to the general partners, provided that general partners shall be allocated at least 1% of such income.


The partnership agreement requires that distributions to limited partners of Cash Available for Distribution (as defined in the partnership agreement) shall be made in such amounts and at such times as the general partners may determine, but not less frequently than semi-annually.

Note #3  Income-Producing Properties
-------  ---------------------------

         A summary of income-producing properties as of December 31 follows:
                                              1996         1995
                                           ----------  ---------
Apartment complexes (two in 1996 and 1995) 6,710,810   6,710,810
Mobile home park (four in 1996 and
   five in 1995)                           3,865,438   4,889,321
Restaurant properties (two in 1995)           -        1,424,657
Retail property (one in 1996 and 1995)       358,932     358,932
                                          ----------  ----------
                                          10,935,180  13,383,720
Less:  Accumulated depreciation            3,196,705   3,324,125
                                          ----------  ----------
                                           7,738,475  10,059,595
                                          ==========  ==========

During 1994, the Partnership recorded a loss on the sale of one retail property in the amount of $20,535.

During 1996, the Partnership recorded a loss on the sale of one mobile home park in the amount of $338,622.

Note #4  Leases of Income-Producing Properties
-------  -------------------------------------

The Partnership leases space to a tenant under a noncancellable operating lease, with a term of ten years.  Future minimum annual rental commitments receivable under this long-term lease agreement in effect at December 31, 1996 is as follows:
                      1997                     29,250
                      1998                     29,250
                      1999                     29,250
                      2000                     29,250
                      2001                     29,250
                      After 2001               75,563
                                              -------
                                              221,813
                                              =======

The Partnership also operates mobile home parks, four in 1996 and five in 1995, which have a total of 467 and 577 rental spaces, respectively. As of December 31, 1996 and 1995, a total of 438 and 516 spaces, respectively, were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the parks was approximately $983,000, $1,028,000 and $1,000,000 in 1996, 1995
and 1994, respectively.

The Partnership also operates two apartment complexes which have a total of 199 rental spaces. As of December 31, 1996 and 1995, a total of 187 and 191 spaces, respectively, were leased. The apartment complexes receive income on a monthly basis from tenant leases which also normally have lease terms of one year or less. Rental revenue for the apartment complexes was approximately $998,000, $995,000, $972,400 in 1996, 1995 and 1994, respectively.

Note #5  Properties Held for Sale or Re-Lease
-------  ------------------------------------
At December 31, 1996, two commercial properties were vacant and are being held for sale or re-lease. Accordingly, these properties have been reclassified in the accompanying consolidated balance sheet at December 31, 1996.

At December 31, 1996, the Partnership recorded an allowance of $158,859 for these properties. Management recorded this allowance to reduce the carrying value of the properties to the respective estimated net realizable values in light of the area's real estate market conditions and the vacant status of the properties.

A summary of properties held for sale or re-lease at December 31, follows:
                                      1996         1995
                                  ---------     ---------
     Land                           577,845         -

     Building                       846,812         -
                                  ---------     ---------
                                  1,424,657         -

     Less:
        Accumulated depreciation   (265,798)        -

        Estimated net realizable
          value allowance          (158,859)        -
                                  ---------     ---------
                                  1,000,000         -
                                  =========     =========

Note #6  Affiliate's Participation in Joint Venture
-------  ------------------------------------------
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










































RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                          December 31, 1996
Col. A                     Col. B    Col. C              Col.D
--------------------- ------- ---------------------- ------------
                               Initial cost to           Costs
                               Partnership            Capitalized
                             -----------------------  Subsequent to
                                                       Acquisition
                        Encum-          Buildings&    -------------
Description            brances    Land    Improvements
Improvements(b)
---------------------  ------- ---------- ------------ ------------
South Hills MHP
 Beaver Dam, WI          (a)     $100,000  $1,078,221   $484,321
Vacant Auto Service Center
 Menasha, WI             (a)      195,095     274,512   (469,607)
Vacant Restaurant
 Longmont, Co            (a)      261,258     358,887   (620,145)
Lakeshore Terrace MHP
 Rice Lake, WI           (a)       51,227     794,416     19,842
Alexandria Estates MHP
 Alexandria, MN          (a)      110,650     556,197     38,258
Maplewood MHP
 Lake City, MN           (a)       54,300     385,138     64,380
Hardee's Restaurant
 Mundelein, IL (vacant)  (a)      339,125     398,817   (112,760)
Hardee's Restaurant
 Joliet, IL (vacant)     (a)      238,720     447,995    (46,099)
South Hills Office
 Beaver Dam, WI          (a)       15,245     113,244          0
Hardee's Restaurant
 Eagan, MN               (a)      368,834     425,630   (794,464)
Hickory Lane MHP
 Little Chute, WI        (a)      300,190     917,186 (1,217,376)
Firestone Auto Service Center
 Neenah, WI              (a)      157,779     316,650   (115,497)
Northrup Court Apartments
 North Canton, OH        (a)      254,086   2,167,507     30,254
Parkwood Estates MHP
 Willmar, MN             (a)      151,632     778,599   (930,231)

Cedar Crossing Apartments
 Frederick, MD           (a)      471,017   3,768,843     19,102
                                ----------  ---------- ----------
Total                          $3,069,158  12,781,842 (3,650,022)
                               ==========  ========== ==========

RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
December 31, 1996
Col. A                           Col. E
------------------------- ---------------------------------------
                          Gross Amount at which Carried
                          at Close of Period
                          ---------------------------------------
                                       Buildings and
Description                 Land       Improvements(b)    Total
-------------------------- ----------- --------------- -----------
South Hills MHP
 Beaver Dam, WI            $100,000     $1,555,763      $1,655,763
Vacant Auto Service Center
 Menasha, WI                      0              0               0
Vacant Restaurant
 Longmont, Co                     0              0               0
  Lakeshore Terrace MHP
 Rice Lake, WI               51,227        814,258         865,485
Alexandria Estates MHP
 Alexandria, MN             110,650        594,455         705,105
Maplewood MHP
 Lake City, MN               54,300        449,518         503,818
Hardee's Restaurant
 Mundelein, IL (vacant)     339,125        286,057         625,182
Hardee's Restaurant
 Joliet, IL (vacant)        238,720        401,896         640,616
South Hills Office
 Beaver Dam, WI              15,245        120,023         135,268
Hardee's Restaurant
 Eagan, MN                        0              0               0
Hickory Lane MHP
 Little Chute, WI                 0              0               0
Firestone Auto Service Center
 Neenah, WI                 157,779        201,153         358,932
Northrup Court Apartments
 North Canton, OH           254,086      2,197,761       2,451,847
Parkwood Estates MHP
 Willmar, MN                      0              0               0

Cedar Crossing Apartments
 Frederick, MD              471,017      3,787,945       4,258,962
                          ---------     ----------      ----------
Total                     1,792,149     10,408,829      12,200,978
                          =========     ==========      ==========

RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
December 31, 1996
Col. A                  Col. F      Col. G     Col. H    Col. I
-------------------- -----------  ----------- ---------- --------
                                                        Depreciable
                     Accumulated                 Date    Life per
                     Depreciation   Date of  Acquired by  Income
Description          (Book basis) Construction  P-shp    Statement
-------------------- ------------ ------------ --------- ----------
South Hills MHP
 Beaver Dam, WI       $490,106      VAR        12/31/86     (d)
Vacant Auto Service Center
 Menasha, WI                 0      1987       04/16/87     (d)
Vacant Restaurant
 Longmont, Co                0      1987       04/28/87     (d)
Lakeshore Terrace MHP
 Rice Lake, WI         258,060       VAR       06/30/87     (d)
Alexandria Estates MHP
 Alexandria, MN        183,374       VAR       08/17/87     (d)
Maplewood MHP
 Lake City, MN         132,360       VAR       08/17/87     (d)
Hardee's Restaurant
 Mundelein, IL(vacant) 125,182      1986       08/18/87     (d)
Hardee's Restaurant
 Joliet, IL (vacant)   140,616      1986       08/18/87     (d)
South Hills Office
 Beaver Dam, WI         35,230       VAR       09/03/87     (d)
Hardee's Restaurant
 Eagan, MN                   0      1987       09/10/87     (d)
Hickory Lane MHP
 Little Chute, WI            0       VAR       10/30/87     (d)
Firestone Auto Service Center
 Neenah, WI             91,476      1987       02/02/88     (d)
Northrup Court Apartments
 North Canton, OH      729,953      1986       03/08/88     (d)
Parkwood Estates MHP
 Willmar, MN                 0       VAR       06/10/88     (d)

Cedar Crossing Apartments                       8/19/88
 Frederick, MD       1,276,146      1986       12/23/88     (d)
                     ---------
Total                3,462,503
                     =========


               RAL-YIELD EQUITIES IV LIMITED PARTNERSHIP
                        (A Wisconsin Limited Partnership)
NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1996.

(b)  Includes personal property.  The Joliet and Mundelien,
Illinois properties were written down to management's estimated net realizable value during 1996. The write-downs were based on the current real estate market conditions in the respective areas.

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

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                           Years
                              --------------------------------
                                  Financial              Income
                                  Statement                Tax
                                  Purposes              Purposes
                                  ---------             --------
Buildings and Improvements           30                  15-40
Personal Property                   5-7                   5-12

(e)     Reconciliation of Real Estate
-------------------------------------
Balance at January 1, 1994                           $13,568,319

     Acquisitions                                              0
     Improvements                                        103,300
     Cost of investment property sold                   (368,711)
                                                     ------------
Balance at December 31, 1994                          13,302,908

     Acquisitions                                              0
     Improvements                                         80,812
     Cost of investment property sold                          0
                                                     -----------
Balance at December 31, 1995                          13,383,720








     Acquisitions                                              0
     Improvements                                         10,779
     Reduction of net realizable value                  (158,859)
     Cost of investment property sold                 (1,034,662)
                                                     -----------
Balance at December 31, 1996                         $12,200,978

                    RAL-YIELD EQUITIES IV LIMITED PARTNERSHIP
                        (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1994                              $2,543,155

  Depreciation expense for the period                      436,298
  Sale of investment property                              (63,283)
                                                        -----------
Balance at December 31, 1994                             2,916,170

  Depreciation expense for the period                      407,955
  Sale of investment property                                    0
                                                        ----------
Balance at December 31, 1995                             3,324,125
  Depreciation expense for 1996                            359,409
  Cost of investment property sold                        (221,031)
                                                        ----------
Balance at December 31, 1996                            $3,462,503
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


DATE:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date
----------------------------------------------------------------

Robert A. Long            General Partner of RAL       3/28/97
--------------------      Yield + Equities IV          -------
Robert A. Long            Limited Partnership


John A. Hanson            General Partner of RAL       3/28/97
--------------------      Yield + Equities IV          -------
John A. Hanson            Limited Partnership


Douglas C. Heston         President, First Financial   3/28/97
--------------------      Realty Management            -------
Douglas C. Heston