Form 10-Q
period 1997-03-31
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1997-05-22
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                               March 31, 1997
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT MARCH 31, 1997 AND DECEMBER 31, 1996
                                        UNAUDITED       AUDITED
                                         MAR 31,     DECEMBER 31,
         ASSETS                            1997          1996
--------------------------------       -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,275,767 in 1997 and
$3,196,705 in 1996 and an
allowance to reduce carrying
value of $124,297 in 1997 and
$124,297 in 1996                         7,659,413       7,738,475
PROPERTY HELD FOR SALE OR RELEASE        1,000,000       1,000,000
CASH AND CASH EQUIVALENTS                  394,675         381,659
RENT AND OTHER RECEIVABLES
(net of allowance of $261,729
in 1997 and $261,729 in 1996                10,265          14,588
OTHER ASSETS                                10,409          20,258
DEFERRED CHARGES (less accumulated
amortization of $1,182,123 in 1997
and $1,181,905 in 1996)                      6,307           6,525
                                       -----------     -----------
TOTAL ASSETS                             9,081,069       9,161,505
                                       ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      154,848         166,940
DEFERRED RENTS                              53,017          35,406
TENANT SECURITY DEPOSITS                   139,202         135,155
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                             401,298         403,748
                                       -----------     -----------
TOTAL LIABILITIES                          748,365         741,249

GENERAL PARTNERS' CAPITAL                 (102,392)        (98,014)
LIMITED PARTNERS' CAPITAL                8,435,096       8,518,270
                                       -----------     -----------
PARTNERS' CAPITAL                        8,332,704       8,420,256
                                       -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                 9,081,069       9,161,505
                                       ===========     ===========

     The accompanying notes are an integral part of these statements.

                                  I-1



                    RAL YIELD + EQUITIES IV
                      LIMITED PARTNERSHIP

                        Statement of Operations
          For the three months ended March 31, 1997 and 1996
                                 Unaudited
                          3 MONTHS       3 MONTHS
                        ENDED MARCH     ENDED MARCH
                         31, 1997        31, 1996
                        -----------     -----------
REVENUE:
  Rental income            487,013      560,083
  Interest income            4,235        2,893
  Other Income              27,622       19,266
                           -------      -------
                           518,870      582,242

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses                 267,046      251,894
  Management fees           25,534       32,065
  Bad Debts                  3,694       12,795
  Depreciation and
   amortization             79,279      123,850
                           -------      -------
                           375,553      420,604
                           -------      -------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE        143,317      161,638
                           -------      -------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE              (8,612)      (7,343)
                           -------      -------

NET INCOME                 134,705      154,295
                           =======      =======

 The accompanying notes are an integral part of these statements.

                                  I-2



                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
         For the three months ended March 31, 1997 and for the year ended December 31, 1996

                                      UNAUDITED
                              General      Limited
                              Partner      Partners
                         (5% ownership) (95% ownership)    Total
                         -------------   ------------    ---------
BALANCE, January 1, 1996     (47,167)     9,784,365     9,737,198
                             --------    -----------   -----------
NET INCOME                    (3,541)       (67,283)      (70,824)

CASH DISTRIBUTIONS           (47,306)    (1,198,812)   (1,246,118)
                             --------    -----------   -----------

BALANCE, December 31, 1996   (98,014)     8,518,270     8,420,256
                             ========    ===========   ===========

NET INCOME                     6,735        127,970       134,705

CASH DISTRIBUTIONS           (11,113)      (211,144)     (222,257)
                             --------    -----------   -----------

BALANCE, March 31, 1997     (102,392)     8,435,096     8,332,704
                             ========    ===========   ===========

      The accompanying notes are an integral part of these statements.














                                  I-3


                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
      For the three months ended March 31, 1997 and 1996

                                         UNAUDITED
                               3 MONTHS               3 MONTHS
                             ENDED MAR 31,          ENDED MAR 31,
                                  1997                   1996
                            ---------------        ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                       134,705               154,295
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization      79,279               123,850
 Affiliate's participation in
   income from joint venture         8,612                 7,343
 Changes in assets and
   liabilities:
 Accounts receivable                 4,323                (4,585)
 Other assets                        9,849                13,853
 Accounts payable and
   accrued expenses                (12,092)               (2,231)
 Tenant security deposits           17,611                 3,731
 Deferred rents                      4,048               (13,876)
                                  --------              --------
Net Cash provided by
 operating activities:             246,335               282,380
                                  --------              --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

Additions to property and
 equipment                               0                     0
                                  --------              --------
 Net Cash used for
  investing activities                   0                     0
                                  --------              --------










                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash Distributions
   to Partners                    (222,257)               (248,829)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (11,062)                (13,521)
                                  --------              ----------
Net Cash provided from (used
  for) financing activities       (233,319)               (262,350)
                                  --------              ----------
Increase (Decrease) in
  cash balance                      13,016                  20,030

Cash balance beginning
  of period                        381,659                 293,125
                                  --------               ---------

Cash balance end of period         394,675                 313,155
                                  =========             ===========



      The accompanying notes are an integral part of these statements.






















                                  I-5


                RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Yield + Equities IV Limited Partnership is omitting its footnote disclosure. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1996. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Copies of the audited financial statements will be furnished upon request.

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

The Partnership sold one of the mobile home communities and two of the commercial properties during 1993. An additional commercial property was sold in 1994. On July 31, 1996 the Partnership sold the mobile home community in Willmar, Minnesota.

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

Net cash provided by operating activities for the three months ended March 31 was $246,335 in 1997 and $282,380 in 1996. The
decrease in operating cash flow from 1996 to 1997 is a result of several items:

1. The Hardee's tenant in the commercial properties located in Mundelein and Joliet, Illinois stopped paying rent in February, 1996. Both locations were closed in 1996. Due to their precarious financial position, the Partnership had been accruing rent due it and immediately recording a bad debt expense. Beginning January, 1997 rent revenue due and the corresponding bad debt expense will no longer be accrued on the financial statements (essentially this had a zero impact on net income).

2. Due to the water leaks in the Cedar Crossings Apartments, sewer and water expense increased $9,500.
                              I-7

The Partnership has not experienced, and is not currently experi-encing any liquidity problems. It is not expected that the Part-nership will experience liquidity problems, in light of the excess of current liabilities over cash on hand, due to the nature of the current liabilities. Approximately $139,000 of the current liabil-ities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments during 1997 and 1998. The Partner-ship expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $211,000 was made to the Limited Partners in March, 1997. Total limited partner distributions made during 1996 were approximately
$1,199,000.

As discussed above, the Partnership is experiencing one tenant delinquency problem with its Hardee's tenants in Mundelein and Joliet, Illinois. The Partnership has not received any rent from them since February, 1996. The total now due the Partnership is $306,904. All of this amount has been reserved for as a conservative measure, although the general partners feel that some of that amount may be collectible due to the personal guarantee signed by the owner. The general partners are negotiating with the tenant in order to resolve this past due amount.

South Hills mobile home park, located in Beaver Dam, Wisconsin, has been experiencing problems with frequent leaks in its water lines. The solution to this problem is a complete replacement of the water lines. The total cost to do this has been estimated at $300,000.

To begin to cover this expense, the Partnership reserved $100,000 of the proceeds from the sale of Parkwood Estates Mobile Home Park. The rest of this expense will probably be paid for through a loan.

Near the site of the Northrup Court Apartments in North Canton, Ohio a series of sinkholes has been occurring; the latest sinkhole was directly across the street from Northrup Court Apartments. It measured 5-6 feet deep and eight feet across, and is apparently caused by the settling of abandoned mine shafts. Should a sinkhole(s) occur at Northrup Court, it could cause extensive damage. While insurance is in place for sinkhole damage, the protection amount is limited. Therefore, the Partnership could suffer extensive uninsured losses if a sinkhole strikes the apartment project.

Results of Operations:

Gross revenues for the three months ended March 31 were $518,870 in 1997 compared to $582,242 in 1996. Total expenses for the three months ended March 31 were $375,553 in 1997 and $420,604 in 1996.

The decrease in gross revenues is due to the closing of the two
                                  I-8

Hardee's stores and sale of Parkwood Estates Mobile Home Park in
1996.  Expenses were reduced by approximated $45,000 as follows:

  1.   Decrease in expenses of $35,600 due to the sale of Parkwood
Estates.

  2. Decrease in amortization expense of $30,000 due to amortization of prepaid managements in full by the end of 1996.

  3.   Increase in sewer and water of $9,500 as noted above.

  4. Increase in real estate taxes of $9,000 due to the Partner-ship's obligation to pay the taxes on the closed Hardee's stores.

Net income for the three months ended March 31 was $134,705 in 1997 compared to $154,295 in 1996.

The leasees of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the three months ended March 31, 1997 and calendar year 1996:
                                         3 Months ended
                                          Mar. 31, 1997      1996
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               92%            92%
     3.    Maplewood MHP                       96%            96%
     4.    Alexandria MHP                      85%            82%
     5.    Northrup Court Apartments           94%            94%
     6.    Parkwood Estates MHP                N/A            77%
     7.    Cedar Crossing Apartments           99%            96%

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


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  May 12, 1997                         Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner