Form 10-Q
period 1997-06-30
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1997-09-18
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                               June 30, 1997
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT JUNE 30, 1997 AND DECEMBER 31, 1996
                                      UNAUDITED       AUDITED
                                       JUNE 30,     DECEMBER 31,
         ASSETS                          1997          1996
--------------------------------     -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,354,829 in 1997 and
$3,196,705 in 1996 and an
allowance to reduce carrying
value of $124,297 in 1997 and
$124,297 in 1996                       7,596,205       7,738,475
PROPERTY HELD FOR SALE OR RELEASE      1,000,000       1,000,000
CASH AND CASH EQUIVALENTS                453,897         381,659
RENT AND OTHER RECEIVABLES
(net of allowance of $261,729
in 1997 and $261,729 in 1996)              9,728          14,588
OTHER ASSETS                                 575          20,258
DEFERRED CHARGES (less accumulated
amortization of $1,182,340 in 1997
and $1,181,905 in 1996)                    6,090           6,525
                                     -----------     -----------
TOTAL ASSETS                           9,066,495       9,161,505
                                     ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES    186,590         166,940
DEFERRED RENTS                            17,503          35,406
TENANT SECURITY DEPOSITS                 142,051         135,155
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                           398,234         403,748
                                     -----------     -----------
TOTAL LIABILITIES                        744,378         741,249

GENERAL PARTNERS' CAPITAL               (102,921)        (98,014)
LIMITED PARTNERS' CAPITAL              8,425,038       8,518,270
                                     -----------     -----------
PARTNERS' CAPITAL                      8,322,117       8,420,256
                                     -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               9,066,495       9,161,505
                                     ===========     ===========

     The accompanying notes are an integral part of these statements.

                        RAL YIELD + EQUITIES IV
                          LIMITED PARTNERSHIP

                        Statement of Operations
    For three months and six months ended June 30, 1997 and 1996
                                    Unaudited

                      3 MONTHS   6 MONTHS   3 MONTHS   6 MONTHS
                     ENDED JUNE ENDED JUNE ENDED JUNE ENDED JUNE
                      30, 1997   30, 1997   30, 1996   30, 1996
                     ---------- ---------- ---------- ----------
REVENUE:
  Rental income         491,154   978,167   537,509   1,097,592
  Interest income         3,513     7,748     3,324       6,217
  Other Income           23,961    51,583    23,828      43,094
                        -------   -------   -------   ---------
                        518,628 1,037,498   564,661   1,146,903

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses              263,154   530,200   279,705     536,799
  Management fees        25,280    50,814    27,053      53,919
  Bad debts                 871     4,565    17,642      30,437
  Depreciation and
   amortization          79,280   158,559   124,044     247,894
                        -------   -------   -------    --------
                        368,585   744,138   448,444     869,049
                        -------   -------   -------    --------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE     150,043   293,360   116,217     277,854
                        -------   -------   -------    --------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE           (7,998)  (16,610)   (8,075)    (15,418)
                        -------   -------   -------    --------

NET INCOME              142,045   276,750   108,142     262,436
                        =======   =======   =======     =======


 The accompanying notes are an integral part of these statements.

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
             For the six months ended June 30, 1997 and
                for the year ended December 31, 1996

                                      UNAUDITED
                          General      Limited
                          Partner      Partners
                     (5% ownership) (95% ownership)  Total
                     -------------   ------------  ---------
BALANCE, January 1, 1996 (47,167)     9,784,365    9,737,198
                         --------    -----------  ----------
NET INCOME                (3,541)       (67,283)     (70,824)

CASH DISTRIBUTIONS       (47,306)    (1,198,812)  (1,246,118)
                        --------     ----------   ----------

BALANCE, Dec. 31, 1996   (98,014)     8,518,270    8,420,256
                        ========      =========    =========

NET INCOME                13,837        262,913      276,750

CASH DISTRIBUTIONS       (18,744)      (356,145)    (374,889)
                        --------      ---------    ---------

BALANCE, June 30, 1997  (102,921)     8,425,038    8,322,117
                        ========      =========    =========





      The accompanying notes are an integral part of these statements.











                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
        For the six months ended June 30, 1997 and 1996

                                         UNAUDITED
                               6 MONTHS             6 MONTHS
                           ENDED JUNE 30,        ENDED JUNE 30,
                                1997                 1996
                            ---------------     ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                       276,750           262,436
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     158,559           247,894
 Affiliate's participation in
   income from joint venture        16,610            15,418
 Changes in assets and
   liabilities:
 Accounts receivable                 4,860           (12,963)
 Other assets                       19,683            23,583
 Accounts payable and
   accrued expenses                 19,650           (27,929)
 Deferred rents                    (17,903)              -
 Tenant security deposits            6,896             6,403
                                  --------          --------
Net Cash provided by
  operating activities:            485,105           514,842
                                  --------          --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

Additions to property and
  equipment                        (15,854)           (8,779)
                                  --------          --------
 Net Cash used for
   investing activities            (15,854)           (8,779)
                                  --------          --------









CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash distributions
  to Partners                     (374,889)         (497,657)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (22,124)          (25,197)
                                  --------          --------
Net Cash provided from (used
  for) financing activities       (397,013)         (522,854)
                                  --------          --------
Increase (Decrease) in
  cash balance                      72,238           (16,791)

Cash balance beginning
  of period                        381,659           293,125
                                  --------           -------

Cash balance end of period         453,897           276,334
                                  =========         ========



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

Net cash provided by operating activities for the six months ended June 30 was $484,908 in 1997 and $514,842 in 1996. The 6% decrease in operating cash flow from 1997 to 1996 is a result of several items:

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

2. Repairs and maintenance expenses at Northrup Court Apartments increased $12,500.
                                 I-7

3. Due to water leaks in the Cedar Crossing Apartments, sewer and water expenses increased $9,800.

As of June 30, 1997 the Partnership had cash of approximately
$454,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totaled approximately $346,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems, due to the nature of the current liabilities. Approximately $142,000 of the current liabilities represent tenant security deposits. The majority of current liabilities are accrued and escrowed real estate taxes payable in installments during 1997 and 1998. The Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $145,000 was made to the Limited Partners in May, 1997. Total limited partner distributions made during 1996 were approximately
$1,199,000.

As discussed above, the Partnership is experiencing one tenant delinquency problem with its Hardee's tenants in Mundelein and Joliet, Illinois. The Partnership has not received any rent from them since February, 1996. The total now due the Partnership is $352,079. All of this amount has been reserved for as a conservative measure, although the general partners feel that some of that amount may be collectible due to the personal guarantee signed by the owner. The general partners are negotiating with the tenant in order to resolve this past due amount.

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

Results of Operations:

Gross revenues for the six months ended June 30 were $1,037,498 in 1997 compared to $1,146,903 in 1996. Total expenses for the six months ended June 30 were $744,138 in 1997 and $869,049 in 1996.

Net income for the six months ended June 30 was $275,746 in 1997 compared to $262,436 in 1996.

The decrease in  gross revenues is due to the closing of the two
Hardee's stores and sale of Parkwood Estates Mobile Home Park in
1996.  Expenses were reduced by approximately $155,000 as follows:

1.  Decrease in expenses of $71,200 due to the sale of Parkwood
Estates.

2. Decrease in amortization expense of $60,400 due to the amortization of prepaid managements in full by the end of 1996.

3.  Increase in sewer and water of $9,800 as noted above.

4. Increase in real estate taxes of $17,300 due to the Partnership's obligation to pay the taxes on the closed Hardee's stores.

The leases of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.


The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the six months ended June 30, 1997 and calendar year 1996:
                                         6 Months ended
                                          June 30, 1997      1996
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               93%            92%
     3.    Maplewood MHP                       97%            96%
     4.    Alexandria MHP                      85%            82%
     5.    Northrup Court Apartments           93%            94%
     6.    Cedar Crossing Apartments           98%            96%



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


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  August 1, 1997                         Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner