Form 10-Q
period 1997-09-30
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1997-11-17
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                              September 30, 1997
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
  BALANCE SHEETS AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                      UNAUDITED       AUDITED
                                    SEPTEMBER 30,   DECEMBER 31,
         ASSETS                          1997          1996
--------------------------------     -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,433,876 in 1997 and
$3,196,705 in 1996 and an
allowance to reduce carrying
value of $124,297 in 1997 and
$124,297 in 1996                       7,555,538       7,738,475
PROPERTY HELD FOR SALE OR RELEASE      1,000,000       1,000,000
CASH AND CASH EQUIVALENTS                376,312         381,659
RENT AND OTHER RECEIVABLES
(net of allowance of $261,729
in 1997 and $261,729 in 1996)             15,089          14,588
OTHER ASSETS                              30,477          20,258
DEFERRED CHARGES (less accumulated
amortization of $1,182,557 in 1997
and $1,181,905 in 1996)                    5,873           6,525
                                     -----------     -----------
TOTAL ASSETS                           8,983,289       9,161,505
                                     ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES    144,499         166,940
DEFERRED RENTS                            22,331          35,406
TENANT SECURITY DEPOSITS                 141,194         135,155
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                           400,624         403,748
                                     -----------     -----------
TOTAL LIABILITIES                        708,648         741,249

GENERAL PARTNERS' CAPITAL               (102,545)        (98,014)
LIMITED PARTNERS' CAPITAL              8,377,186       8,518,270
                                     -----------     -----------
PARTNERS' CAPITAL                      8,274,641       8,420,256
                                     -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               8,983,289       9,161,505
                                     ===========     ===========

     The accompanying notes are an integral part of these statements.

                                 I-1

                        RAL YIELD + EQUITIES IV
                          LIMITED PARTNERSHIP

                        Statement of Operations
For three months and nine months ended September 30, 1997 and 1996
                                    Unaudited

                      3 MONTHS   9 MONTHS   3 MONTHS   9 MONTHS
                     ENDED SEPT ENDED SEPT ENDED SEPT ENDED SEPT
                      30, 1997   30, 1997   30, 1996   30, 1996
                     ---------- ---------- ---------- ----------
REVENUE:
  Rental income         489,071 1,467,238   491,607   1,589,199
  Interest income         3,895    11,643     3,315       9,532
  Other Income           25,374    76,957    21,982      65,075
                        -------   -------   -------   ---------
                        518,340 1,555,838   516,904   1,663,806

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses              243,378   773,578   240,284     777,082
  Management fees        25,914    76,728    25,364      79,283
  Bad debts                (136)    4,429    16,040      46,477
  Depreciation and
  amortization           79,264   237,823   116,697     364,591
  Loss on sale of
  investment property         0         0   334,668     334,668
                        ------- ---------   -------    --------
                        348,420 1,092,558   733,053   1,602,101
                        ------- ---------   -------    --------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE     169,920   463,280  (216,149)     61,705
                        -------   -------   -------    --------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE           (9,765)  (26,375)   (9,241)    (24,659)
                        -------   -------   -------    --------

NET INCOME              160,155   436,905  (225,390)     37,046
                        =======   =======   =======     =======

 The accompanying notes are an integral part of these statements.

                                  I-2

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
         For the nine months ended September 30, 1997 and
                for the year ended December 31, 1996

                                      UNAUDITED
                          General      Limited
                          Partner      Partners
                     (5% ownership) (95% ownership)  Total
                     -------------   ------------  ---------
BALANCE, January 1, 1996 (47,167)     9,784,365    9,737,198
                         --------    -----------  ----------
NET INCOME (Loss)         (3,541)       (67,283)     (70,824)

CASH DISTRIBUTIONS       (47,306)    (1,198,812)  (1,246,118)
                        --------     ----------   ----------

BALANCE, Dec. 31, 1996   (98,014)     8,518,270    8,420,256
                        ========      =========    =========

NET INCOME                21,845        415,060      436,905

CASH DISTRIBUTIONS       (26,376)      (556,144)    (582,520)
                        --------      ---------    ---------

BALANCE,
 September 30, 1997     (102,545)     8,377,186    8,274,641
                        ========      =========    =========





      The accompanying notes are an integral part of these statements.










                                  I-3


                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
     For the nine months ended September 30, 1997 and 1996

                                         UNAUDITED
                               9 MONTHS             9 MONTHS
                          ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                1997                 1996
                            ---------------     ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                       436,905            37,046
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     237,823           364,591
 Affiliate's participation in
   income from joint venture        26,375            24,659
 Loss on sale of investment
   property                              0           334,668
 Changes in assets and
   liabilities:
 Accounts receivable                  (501)           14,201
 Other assets                      (10,219)           (5,964)
 Accounts payable and
   accrued expenses                (22,442)         (111,452)
 Deferred rents                      6,039                 0
 Tenant security deposits          (13,075)           (5,533)
                                  --------          --------
Net Cash provided by
  operating activities:            660,905           652,216
                                  --------          --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

 Net proceeds from sale of
  investment property                    0           478,962
 Additions to property and
  equipment                        (54,234)          (10,779)
                                  --------          --------
 Net Cash provided from (used for)
   investing activities            (54,234)          468,183
                                  --------          --------




                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash distributions
  to Partners                     (582,520)       (1,023,864)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (29,498)          (31,340)
                                  --------          --------
Net Cash provided from (used
  for) financing activities       (612,018)       (1,055,204)
                                  --------          --------
Increase (Decrease) in
  cash balance                      (5,347)           65,195

Cash balance beginning
  of period                        381,659           293,125
                                  --------           -------

Cash balance end of period         376,312           358,320
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

Net cash provided by operating activities for the nine months ended September 30 was $660,905 in 1997 and $652,216 in 1996.

The Hardee's tenant in the commercial properties located in Mundelein and Joliet, Illinois stopped paying rent in February, 1996. Both locations were closed 1996. Due to their precarious financial position, the Partnership had been accruing rent due it and immediately recording a bad debt expense. Beginning January, 1997 rent revenue due and the corresponding bad debt expense will no longer be accrued on the financial statements (essentially this had a zero impact on net income).

As of September 30, 1997 the Partnership had cash of approximately $376,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totaled approximately $308,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $141,000 of the current liabilities represent tenant security deposits. The majority of current liabilities are accrued and escrowed real estate taxes payable in installments during 1997 and 1998. The Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $200,000 was made to the Limited Partners in August, 1997. Total limited partner distributions made during 1996 were approximately
$1,199,000.

As discussed above, the Partnership is experiencing one tenant delinquency problem with its Hardee's tenants in Mundelein and Joliet, Illinois. The Partnership has not received any rent from them since February, 1996. The total now due the Partnership is $397,254. All of this amount has been reserved for as a conservative measure, although the general partners feel that some of that amount may be collectible due to the personal guarantee signed by the owner. The general partners are negotiating with the tenant in order to resolve this past due amount.

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

Results of Operations:

Gross revenues for the nine months ended September 30 were $1,555,838 in 1997 compared to $1,663,806 in 1996. Total expenses, excluding the loss from the sale of investment property, for the nine months ended September 30 were $1,092,558 in 1997 and $1,267,433 in 1996.

Net income for the nine months ended September 30 was $436,905 in 1997 compared to $37,046 in 1996.

The decrease in gross revenues is due to the closing of the two
Hardee's stores and sale of Parkwood Estates Mobile Home Park in
1996.  Expenses were reduced by approximately $175,000 as follows:

1.  Decrease in expenses of $86,800 due to the sale of Parkwood
Estates.

2. Decrease in amortization expense of $90,600 due to the amortization of prepaid managements in full by the end of 1996.

3.  Increase in sewer and water expense of $9,300 at Cedar
Crossings Apartments due to water leaks which now have been fixed.

4. Increase in real estate taxes of $25,900 due to the Partner-ship's obligation to pay the taxes on the closed Hardee's stores.

5. Decrease in depreciation expense of $24,000 on the two Hardee's stores held for sale or release.

The leases of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the nine months ended September 30, 1997 and calendar year
1996:
                                         9 Months ended
                                       September 30, 1997    1996
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               94%            92%
     3.    Maplewood MHP                       97%            96%
     4.    Alexandria MHP                      86%            82%
     5.    Northrup Court Apartments           92%            94%
     6.    Cedar Crossing Apartments           99%            96%


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


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  November 8, 1997                     Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner