Form 10-K
period 1997-12-31
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1998-03-30
CIK 799126

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

   X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         For the fiscal year ended
                             December 31, 1997

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

                              1997 FORM 10-K
                             TABLE OF CONTENTS
                             -----------------

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

The Registrant originally acquired fourteen real property investments, utilizing the net offering proceeds available for investment. The Registrant sold three of the original properties during 1993. A fourth property was sold during 1994, a fifth was sold in 1996, and the sixth and seventh properties were sold in 1997.

Provided below is certain financial information by property type for the three years covered by this report:
                    Apartment        Mobile Home         Commercial
                    Complexes          Parks             Properties
             ----------------    ----------------  ----------------
            1997  1996  1995    1997  1996  1995    1997  1996 1995
            ----  ----  ----    ----  ----  ----    ----  ---- ----
Number of
properties   2      2     2      4    4     5        1      3    3
owned at December 31:

Gross rental
revenues $1,029  $998  $990   $918  $979  $1,028    $29  $210  $210

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

The Registrant itself employs individual onsite managers and maintenance personnel in the mobile home parks and apartment complexes. The Registrant employed 16 at March 27, 1998.


Item 2.  PROPERTIES

As of March 27, 1998, the Registrant owned the following properties:

Name, Type of           Date of
Property and Location   Purchase    Approximate Size
---------------------   --------    ------------------------

South Hills              12/31/86 170 mobile home sites on 40
Mobile Home Park                   acres of land and a small vacant
Beaver Dam, WI*                   building formerly used as an
                                  office.

Lakeshore Terrace       06/30/87  135 mobile home sites on
 Mobile Home Park                 approximately 25 acres of land
Rice Lake, WI*

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

All the above properties were unencumbered as of March 27, 1998.




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

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:


                                     Occupancy Rate
                                --------------------------------

                                1997   1996   1995   1994   1993
                                ----   ----   ----   ----   ----
Cedar Crossings Apts.            97%    96%   100%    99%    96%
Northrup Court Apts.             91%    94%    99%    97%    89%
South Hills MHP                  99%    99%    99%    99%    99%
Lakeshore MHP                    94%    91%    91%    90%









The following is a listing of the average annual per unit rental rates for the Partnership's material properties for each of the last five years:
                                 Annual Per Unit Rental Rate
                              --------------------------------

                              1997   1996   1995   1994   1993
                              ----   ----   ----   ----   ----
Cedar Crossings Apts.        $5,929  5,835  5,639  5,596  5,610
Northrup Court Apts.         $4,376  4,388  4,215  4,174  4,274
South Hills MHP              $2,574  2,516  2,402  2,305  2,251
Lakeshore MHP                $1,746  1,727  1,677  1,627

The Federal tax basis for each of the material properties is identical to the book basis as listed in Schedule III on page F-15 of the report. Depreciation information for tax purposes on the properties is as follows:

     Type of Asset        Rate        Method      Depreciable Life
     -------------        ----        ------      ----------------
     Land Improvements     SL          ACRS        15/19/20 Year
     Building              SL          ACRS       19/31.5/40 Year
     Equipment            DDB       ACRS/MACRS      5/7/12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                                     1997       1996       1995
                                     ----       ----       ----
Cedar Crossings Apts.
     Tax rate (per 1,000)           .02260     .02260     .02260
     Real estate taxes             $39,633     39,396     39,285
Northrup Court Apts.
     Tax rate (per 1,000)           .04532     .05223     .04638
     Real estate taxes             $25,032     24,361     22,785
South Hills MHP
     Tax rate (per 1,000)           .01959     .02541     .02821
     Real estate taxes             $25,881     29,182     32,776
Lakeshore MHP
     Tax rate (per 1,000)           .01861     .01454     .02345
     Real estate taxes             $15,444      9,632     14,427

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1997.


                              PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS
(a)&(b) As of December 31, 1997, there were approximately 2,430 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

(c) All cash available for distribution other than sale or refinancing proceeds will be distributed 95% to the Limited Partners and 5% to the General Partners, at least semiannually. See attached financial statements and footnotes for a detailed discussion of amounts and timing of distributions to Limited Partners.

Item 6.  SELECTED FINANCIAL DATA

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/97   12/31/96   12/31/95   12/31/94   12/31/93
             ---------- ---------- ---------- ---------- ----------
Rental Income$1,976,337 $2,186,579 $2,228,310 $2,161,239 $2,394,977

Interest Income  18,586     12,506      7,700     17,049      9,517

Net Income
   (Loss)       679,751    (70,824)   549,106    529,276    918,686

Total Assets  9,003,683  9,161,505 10,581,715 10,979,236 14,049,594

Long Term Obligations 0          0          0          0         0

Distributions to
 Limited Partners:
 Cash Flow      756,144   898,812    945,550  3,501,235  1,177,230
 Return of
   Capital            0   300,000          0  2,429,000          0

Gain (Loss) on Sale
 of Investment
 Property        26,114  (338,622)         0    (20,535)   335,777

Per Unit Data:
 Net Income(Loss) 32.91     (3.43)     26.59      25.63      44.48

  Distributions   38.54     61.10      48.19     178.45      60.00

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

The Partnership originally purchased a total of fifteen income-producing properties. The Partnership is managing four mobile home communities (two in Wisconsin and two in Minnesota) and two garden apartment complexes located in Ohio and Maryland. The Partnership is leasing out the retail auto supply store in Neenah, Wisconsin. The Partnership has sold the following properties: a restaurant building located in Longmont, Colorado; a retail auto parts and service store located in Menasha, Wisconsin; a mobile home park located in Little Chute, Wisconsin; a mobile home park located in Willmar, Minnesota; and a restaurant building located in Eagan, Minnesota; and two restaurant buildings in Illinois.

Liquidity and Capital Resources:

Properties acquired by the Partnership are intended to be held for approximately seven to ten years. Since the Partnership has purchased the Properties for cash, liquidity is not reduced by debt service payments. During the Properties' holding periods, the investment strategy is to improve (on the residential properties) occupancy rates through the application of professional property management (including selective capital improvements). Cash flow generated from property operations is distributed to the partners on a quarterly basis. The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash provided by operating activities was $950,000 in 1997, $921,000 in 1996, and $1,188,000 in 1995. During 1997 and 1996
cash provided from the sale of income-producing properties amounted to $1,026,000 and $475,000 respectively. As of December 31, 1997, the Partnership had cash of approximately $1,441,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Liabilities totaled approximately $297,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $122,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments in 1998. The Partnership expects to meet all of its obligations as they come due.

Total limited partner distributions made during 1997 were approximately $756,000.

Results of Operations:

Total revenues were as follows during the three year period covered by this report:
             1997         $2,055,000
             1996         $2,187,000
             1995         $2,228,000

The decrease in revenues from 1996 to 1997 is a result of the two restaurant properties vacated by the tenant in late 1996. The properties were sold in 1997. The decrease is also due to the sale of the Parkwood mobile home park in 1996 offset by increased rates at the remaining mobile home parks and the apartment complexes.
The decrease in revenues from 1995 to 1996 is a result of the sale of Parkwood Estates mobile home park during 1996, reductions in the occupancy rates at the apartment complexes and offset by the increased rates at the apartment complexes and remaining mobile home parks.

Total expenses were $1,437,000 in 1997, $2,317,000 in 1996, and
$1,725,000 in 1995. Operating expenses have decreased in 1997 compared to 1996 as the number of properties in the Partnership declined due to property sales in 1997 and 1996. The operating expenses rose significantly in 1996 compared to 1995 due to several factors. The Partnership incurred a loss on sale of the Parkwood Estates mobile home park of $339,000. Bad debt expense for 1996 amounted to $217,000 as a result of the two restaurant properties in Mundelein, Illinois and Joliet, Illinois being vacated by the lessor prior to the expiration of the lease. As a result of the vacancies of the two restaurant properties the carrying value of the building improvements and the land were written down to their estimated net realizable value. The writedown resulted in a charge to income of $159,000 in 1996.

The Partnership reported a net income of $680,000 in 1997 compared to a net loss of $71,000 in 1996 and net income of $549,000 in 1995. The decrease in 1996 is attributable to the factors discussed in the previous paragraph.

Except for property sales, future net income should increase as a result of rent increases on the mobile home communities and apartment complexes, and base rent increases on the "triple net" lease commercial property.


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


Potential Sale of Partnership Properties

The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness opinion.

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

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 56, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.

John A. Hanson, age 56, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 52, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryan Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryan Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.


Bart Starr, age 65, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individual is an employee of the unaffiliated property management firm who makes significant contributions to the business of the Partnership:

Douglas C. Heston, age 44, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of March 27, 1998.

(b)    As of March 27, 1998, the General Partners beneficially
owned the following Interests in the Partnership:
Title of Class            Name of Partner        Percent of Class
--------------            ---------------        ----------------
General Partnership       Robert A. Long             46.73%
Interests                 John A. Hanson             22.14
                          Thomas R. Brophy           19.68
                          Bart Starr                 11.45
                                                    ------
                                                    100.00
                                                  ========

As of March 27, 1998, the General Partners owned as a group the following Limited Partnership Interests in the Registrant:
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

       In consideration for these services, the General Partners and related parties receive certain compensation at amounts which were provided by the Partnership agreement. The following table sets forth the types, amounts and recipients of compensation related to the Partnership.


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

General Partner's share of         The General Partners receive
Partnership Cash Available         5% of all Cash Available for
for Distribution.                  Distribution.  Distributions
                                   paid to the General Partners
                                   were $40,000 in 1997, $47,000
                                   in 1996, and $50,000 in 1995.

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

(d)    Financial Statement Schedule
       See Index to Financial Statements and Financial Statement
       Schedule on Page F-1.



































                RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                     (A Wisconsin Limited Partnership)

                 TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE

                COVERED BY REPORTS OF INDEPENDENT AUDITORS

                                Item 14(a)

Report of Independent Auditors                              F-2

Consolidated Balance Sheets at
December 31, 1997 and 1996                                  F-3

Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995                            F-4

Consolidated Statements of Partners' Equity for the
years ended December 31, 1997, 1996 and 1995                F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                            F-6

Notes to Consolidated Financial Statements              F-7 to F-14

Financial Statement Schedule:  III - Real Estate
and Accumulated Depreciation                           F-15 to F-19

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.





















                              F-1
                   INDEPENDENT AUDITOR'S REPORT

February 20, 1998



To the Partners of
RAL Yield + Equities IV Limited Partnership

We have audited the accompanying Consolidated Balance Sheets of RAL Yield + Equities IV Limited Partnership (a Wisconsin Limited partnership) as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAL Yield + Equities IV Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects the information set forth therein.



KOLB LAUWASSER & CO., S.C.

Milwaukee, Wisconsin





                  RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                           ---------------------------
                                As of December 31,
       ASSETS                                  1997       1996
       ------                                  ----       ----
Properties
----------
Income-Producing Properties - Notes #1, #3, and #4
Buildings and land improvements             9,326,894     9,253,924
Equipment                                     476,946       466,952
                                           ----------    ----------
                                            9,803,840     9,720,876
   Less:  Accumulated depreciation          3,513,008     3,196,705
                                           ----------    ----------
                                            6,290,832     6,524,171
   Land                                     1,214,304     1,214,304
                                           ----------    ----------
     Total Income-Producing Property        7,505,136     7,738,475
   Properties held for sale or re-lease,
     net-Note #5                                 -        1,000,000
                                           ----------    ----------
      Total Properties                      7,505,136     8,738,475
                                           ----------    ----------
Other
-----
   Cash and cash equivalents - Note #1      1,441,372       381,659
   Rent and other receivables - Note #1        14,057        14,588
   Deposits                                       560           560
   Deferred charges - Note #1                  19,623         6,525
   Prepaid expenses                            22,935        19,698
                                           ----------     ---------
     Total Other                            1,498,547       423,030
                                           ----------     ---------
     Total Assets                           9,003,683     9,161,505
                                           ==========    ==========
       LIABILITIES AND PARTNERS' EQUITY
       --------------------------------

Liabilities
-----------
   Accounts payable and accrued expenses      134,183       166,940
   Deferred rents                              40,164        35,406
   Tenants' security deposits                 122,440       135,155
                                           ----------     ---------
     Total Liabilities                        296,787       337,501
                                           ----------     ---------
Minority interest in joint venture - Note #6  402,830       403,748
                                           ----------     ---------




Partners' Equity (Deficit)
--------------------------
   General partners                          (103,823)     (98,014)
   Limited partners                         8,407,889     8,518,270
                                           ----------    ----------
     Total Partners' Equity                 8,304,066     8,420,256
                                           ----------    ----------
    Total Liabilities and Partners' Equity  9,003,683     9,161,505
                                           ==========    ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                    Consolidated Statements of Income
                    ---------------------------------
                     For the years ended December 31,
                                    1997       1996      1995
                                    ----       ----      ----
Revenue
-------
   Rental income                 1,976,337   2,186,579   2,228,310
   Gain on sale of investment
     properties                     78,914        -           -
                                 ---------   ---------   ---------
     Total Revenues              2,055,251   2,186,579   2,228,310
                                 ---------   ---------   ---------
Expenses
--------
   Property management fees        101,762     103,963     107,388
   Administrative expenses         408,156     385,853     408,545
   Property operating expenses     568,797     632,056     613,325
   Amortization and depreciation   318,039     481,083     540,612
   Loss on sale of investment
    properties                      52,800     338,622        -
   Bad debt expense(recoveries)    (12,255)    216,582      54,716
   Write down of investment
     properties-Note #5               -        158,859         -
                                 ---------   ---------   ---------
     Total Expenses              1,437,299   2,317,018   1,724,586
                                 ---------   ---------   ---------
     Income (Loss) Before Other Income
         and Minority Interest     617,952    (130,439)    503,724
                                 ---------   ---------   ---------
Other Income (Expense)
----------------------
   Interest income                  18,586      12,506       7,700
   Interest expense                 (1,334)     (3,927)     (6,109)
   Miscellaneous                    80,202      85,396      77,703
   Gain on sale of fixed assets        300        -           -
                                  ---------   ---------   ---------
     Total Other Income             97,754      93,975      79,294
                                  ---------   ---------   ---------
   Net Income (Loss) Before
     Minority Interest             715,706     (36,464)    583,018

   Minority interest - Note #6     (35,955)    (34,360)    (33,912)
                                  ---------   ---------   ---------
     Net Income (Loss)             679,751     (70,824)    549,106
                                  =========   =========   =========
Net income (loss)per limited
   partner interest - Note #8        32.91       (3.43)      26.59
                                  =========   =========   =========
Allocation of Income (Loss):
   Limited partners                645,763     (67,283)    521,651
   General partners                 33,988      (3,541)     27,455
                                  ---------   ---------   ---------
                                   679,751     (70,824)    549,106
                                  =========   =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                      Consolidated Statements of Partners' Equity
                      -------------------------------------------
                              For the years ended December 31,

           Limited   General    1997       1996       1995
          Partners   Partners    Total      Total      Total
         ----------  -------- ----------  --------------------
Capital contributions:
  Contributed cash
         19,620,500    1,000  19,621,500  19,621,500   19,621,500
  Less: Syndication
    costs 2,057,653      -     2,057,653   2,057,653    2,057,653
         -----------  ------  ----------  ----------   ----------
  Net contributions
         17,562,847    1,000  17,563,847  17,563,847   17,563,847
        -----------   ------  ----------  ----------   ----------

Accumulated income:
  Balance, beginning
           4,984,515  495,864   5,480,379   5,551,203   5,002,097
  Current net income
    (loss)   645,763   33,988     679,751     (70,824)    549,106
         -----------  -------  ----------   ---------  ----------

  Balance, ending
           5,630,278 529,852    6,160,130   5,480,379   5,551,203
         ----------- -------   ----------  ----------   ---------

Accumulated distributions:
  Balance, beginning
        (14,029,092)(594,878) (14,623,970)(13,377,852)(12,382,536)
  Current distributions
           (756,144) (39,797)    (795,941) (1,246,118)   (995,316)
         ----------  -------   ----------  ----------  -----------

  Balance, ending
        (14,785,236)(634,675) (15,419,911)(14,623,970)(13,377,852)
          ----------  -------  ----------  ----------  ----------

Total Partners' Equity (Deficit)
           8,407,889 (103,823) 8,304,066    8,420,256   9,737,198
          ========== ========  =========   ==========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         Consolidated Statements of Cash Flows
                       -------------------------------------------
                           For the years ended December 31,
                                     Cash Increase or (Decrease)
                                 ----------------------------------
                                      1997     1996     1995
                                     ------   ------   ------
Cash Flows From Operating Activities
------------------------------------
  Net (loss) income                 679,751      (70,824)   549,106
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Amortization and depreciation  318,039      481,083    540,612
     (Gain)loss on sale of investment
       properties and fixed assets  (26,414)     338,622      -
     Minority interest
       in joint venture              35,955       34,360     33,912
     (Decrease) increase to reserve for
       doubtful accounts           (261,729)     208,729     53,000
     Write down of investment
       properties                      -         158,859       -

Decrease (increase) in
----------------------
  Rent and other receivables, net   262,260     (146,664)  (48,496)
  Prepaid expenses                   (3,237)       3,885    (4,157)
  Deferred charges                  (13,968)        -          -

Increase (decrease) in
----------------------
  Accounts payable and
   accrued expenses                 (27,999)     (83,384)    53,662
  Tenants' security deposits        (12,715)      (3,851)    10,279
                                   ---------   ---------  ---------
    Net Cash Provided by
      Operating Activities          949,943      920,815  1,187,918
                                   ---------    --------- ---------

Cash Flows From Investing Activities
------------------------------------
Additions to income-
  producing properties               (83,830)   (10,779)   (80,815)
Proceeds from sale of
  income-producing properties      1,026,414    475,009       -
                                   ---------  ---------   ---------
    Net Cash Provided (Used) by
      Investing Activities           942,584    464,230    (80,815)
                                   ---------  ---------   ---------


Cash Flows From Financing Activities
------------------------------------
  Distributions to partners         (795,941)(1,246,118)  (995,316)
  Distributions from joint
    venture partner                  (36,873)   (50,393)   (49,164)
                                   ---------  ---------  ---------
   Net Cash (Used) by
     Financing Activities           (832,814)(1,296,511)(1,044,480)
                                   --------- ----------  ---------
    Net Increase in Cash           1,059,713     88,534     62,623
    Cash and cash equivalents -
      Beginning of Year              381,659    293,125    230,502
                                   --------- ----------  ---------
    Cash and cash equivalents -
      End of Year                  1,441,372    381,659    293,125
                                   ========= ==========  =========
  Supplementary Information
     Interest Paid                     1,334      3,927      6,109
                                   ========= ==========  =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

              RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
              Notes to Consolidated Financial Statements
               ------------------------------------------
          For the years ended December 31, 1997, 1996 and 1995

Note #1  Nature of the Business and Summary of Significant
-------  -------------------------------------------------
         Accounting Policies
         -------------------

A.  Nature of the Business
    ----------------------
RAL Yield + Equities IV Limited Partnership (the Partnership) is a Wisconsin limited partnership formed on August 8, 1986, under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell real estate properties. Currently, the Partnership owns seven properties. It operates four mobile home parks located in the upper midwest and two apartment complexes located in Maryland and Ohio. The Partnership also leases a commercial property to a retail/service business in the upper midwest. On December 30, 1997, two commercial restaurant properties, located in the upper midwest, which had been leased to a franchisee, were sold. The Partnership will terminate December 31, 2016, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

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

D.  Income-Producing Properties
    ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area. Adjustments to those values are made by management when deemed appropriate.


For financial statement purposes, depreciation is determined using the straight-line method.  For income tax reporting purposes, building and land improvements are depreciated using the straight
-line method, while equipment is depreciated using accelerated methods.  Depreciable lives for financial statement and income tax purposes are set forth below:
                                              Depreciable Lives
                                       ---------------------------
                                         Financial       Income Tax
                                         Reporting        Reporting
                                         ---------       ----------
Land improvements                     30 years        15-19 years
Buildings                             30 years        31.5-40 years
Equipment                            5-10 years        3-7 years

E.  Allowance for Doubtful Accounts
    -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon management's evaluation, an allowance for doubtful accounts of $0 and $261,729 was necessary as of December 31, 1997 and 1996, respectively.

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

         Deferred charges consist of the following at December 31,
                                            1997            1996
                                         ---------       ---------
Professional fees - Note #7                 13,968            -
Lease commissions                            8,700           8,700
                                         ---------       ---------
                                            22,668           8,700
Less:  Accumulated amortization              3,045           2,175
                                         ---------       ---------

                                            19,623           6,525
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

                                     1997       1996        1995
                                   --------   --------    --------
Net income (loss) per Consolidated
  Statements of Income              679,752    (70,824)   549,106
Difference in depreciation          (93,392)   (75,609)   (64,681)
Difference in gain/loss on the sale
  of investment properties         (167,708)   169,276       -
Bad debt expense and
  asset write down                     -       208,730     53,000
Difference in write down of
  properties                           -       158,859       -
Prepaid rent and other differences   (9,724)   (23,059)    (3,202)
                                    -------    -------    -------
  Net income for tax purposes       408,928    367,373    534,223
                                    =======    =======    =======

I.  Cash and Cash Equivalents
    -------------------------
For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposit with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $1,297,452 and $253,004 for the years ended December 31, 1997 and 1996, respectively.

J.  Fair Value of Financial Instruments
    -----------------------------------
Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

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

In general, subject to certain limitations, all income from the sale of income-producing properties will be allocated first to the Partners with deficit capital accounts, then to each limited partner in an amount equal to the limited partner's original capital contribution, less prior distributions of sale or refinancing proceeds, then to the limited partners in the amount, if any, of the investment preference that is paid from sale or refinancing proceeds and the remainder shall be allocated 85% to the limited partners and 15% to the general partners, provided that general partners will be allocated at least 1% of such income.

The partnership agreement requires that distributions to limited partners of Cash Available for Distribution (as defined in the partnership agreement) shall be made in such amounts and at such times as the general partners may determine, but not less frequently than semi-annually.

Note #3  Income-Producing Properties
-------  ---------------------------

         A summary of income-producing properties as of December 31 follows:
                                              1997         1996
                                           ----------  ---------
Apartment complexes (two in 1997 and 1996) 6,771,720   6,710,810
Mobile home park (four in 1997 and
   1996)                                   3,887,492   3,865,438
Retail property (one in 1997 and 1996)       358,932     358,932
                                          ----------  ----------
                                          11,018,144  10,935,180
Less:  Accumulated depreciation            3,513,008   3,196,705
                                          ----------  ----------
                                           7,505,136   7,738,475
                                          ==========  ==========

During 1996, the Partnership recorded a loss on the sale of one mobile home park in the amount of $338,622.

During 1997, the Partnership recorded a loss on the sale of two restaurant properties in the amount of $52,800 and a gain on the sale of the land of one mobile home park in the amount of $78,914.

Note #4  Leases of Income-Producing Properties
-------  -------------------------------------

The Partnership leases space to a tenant under a noncancellable operating lease, with a term of ten years.  Future minimum annual rental commitments receivable under this long-term lease agreement in effect at December 31, 1997 is as follows:
                      1998                     29,250
                      1999                     29,250
                      2000                     29,250
                      2001                     29,250
                      2002                     29,250
                      After 2002               46,313
                                              -------
                                              192,563
                                              =======

The Partnership also operates four mobile home parks, which have a total of 467 rental spaces. As of December 31, 1997 and 1996, a total of 442 and 438 spaces, respectively, were leased. The mobile home parks received income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the parks was approximately $918,000, $983,000 and $1,028,000 in 1997, 1996 and 1995, respectively.

The Partnership also operates two apartment complexes which have a total of 199 rental units. As of December 31, 1997 and 1996, a total of 187 spaces were leased. The apartment complexes receive income on a monthly basis from tenant leases which also normally have lease terms of one year or less. Rental revenue for the apartment complexes was approximately $1,029,000, $998,000 and $995,000 in 1997, 1996 and 1995, respectively.

Note #5  Properties Held for Sale or Re-Lease
-------  ------------------------------------
At December 31, 1996, two commercial properties were vacant and being held for sale or re-lease. Accordingly, these properties were reclassified in the accompanying consolidated balance sheet at December 31, 1996. These properties were sold on December 30, 1997.

At December 31, 1996, the Partnership recorded an allowance of $158,859 for these properties. Management recorded this allowance to reduce the carrying value of the properties to the respective estimated net realizable values in light of the area's real estate market conditions and the vacant status of the properties.




A summary of properties held for sale or re-lease at December 31, follows:
                                                 1996
                                               ---------
     Land                                        577,845

     Building                                    846,812
                                               ---------
                                               1,424,657

     Less:
        Accumulated depreciation                (265,798)

        Estimated net realizable
          value allowance                       (158,859)
                                               ---------
                                               1,000,000
                                               =========

Note #6  Affiliate's Participation in Joint Venture
-------  ------------------------------------------
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

Note #7  Potential Sale of Partnership Properties
-------  ----------------------------------------
The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness opinion.

The professional fees included as an asset in the deferred charges on the balance sheet (Note #1E) were incurred as a result of this potential sale.







Note #8  Earnings per Share Disclosures
-------  ------------------------------

The following illustrates the calculation of the basic earnings per share calculation for the years ended December 31,




                                     1997       1996        1995
                                   --------   --------    --------
Income (loss) available to limited
  partners (numerator)              645,764     (67,283)   521,650
                                    =======     =======    =======
Limited partners interests
  (denominator)                    19,620.5    19,620.5   19,620.5
                                   ========    ========   ========
Per-share amount                      32.91       (3.43)     26.59
                                   ========    ========   ========































RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
December 31, 1997
Col. A                     Col. B    Col. C              Col.D
--------------------- ------- ---------------------- ------------
                               Initial cost to           Costs
                               Partnership            Capitalized
                             -----------------------  Subsequent to
                                                       Acquisition
                        Encum-          Buildings&    -------------
Description            brances    Land    Improvements
Improvements(b)
---------------------  ------- ---------- ------------ ------------
South Hills MHP
 Beaver Dam, WI          (a)     $100,000  $1,078,221   $487,017
Vacant Auto Service Center
 Menasha, WI             (a)      195,095     274,512   (469,607)
Vacant Restaurant
 Longmont, Co            (a)      261,258     358,887   (620,145)
Lakeshore Terrace MHP
 Rice Lake, WI           (a)       51,227     794,416     27,821
Alexandria Estates MHP
 Alexandria, MN          (a)      110,650     556,197     38,258
Maplewood MHP
 Lake City, MN           (a)       54,300     385,138     64,380
Hardee's Restaurant
 Mundelein, IL (vacant)  (a)      339,125     398,817   (737,942)
Hardee's Restaurant
 Joliet, IL (vacant)     (a)      238,720     447,995   (686,715)
South Hills Office
 Beaver Dam, WI          (a)       15,245     113,244     11,379
Hardee's Restaurant
 Eagan, MN               (a)      368,834     425,630   (794,464)
Hickory Lane MHP
 Little Chute, WI        (a)      300,190     917,186 (1,217,376)
Firestone Auto Service Center
 Neenah, WI              (a)      157,779     316,650   (115,497)
Northrup Court Apartments
 North Canton, OH        (a)      254,086   2,167,507     63,744
Parkwood Estates MHP
 Willmar, MN             (a)      151,632     778,599   (930,231)

Cedar Crossing Apartments
 Frederick, MD           (a)      471,017   3,768,843     46,522
                               ----------  ----------  ---------
Total                          $3,069,158  12,781,842 (4,832,856)
                                =========  ==========  =========

RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
December 31, 1997
Col. A                           Col. E
------------------------- ---------------------------------------
                          Gross Amount at which Carried
                          at Close of Period
                          ---------------------------------------
                                       Buildings and
Description                 Land       Improvements(b)    Total
-------------------------- ----------- --------------- -----------
South Hills MHP
 Beaver Dam, WI            $100,000     $1,565,238      $1,665,238
Vacant Auto Service Center
 Menasha, WI                    -             -               -
Vacant Restaurant
 Longmont, Co                  -              -               -
Lakeshore Terrace MHP
 Rice Lake, WI               51,227        822,237         873,464
Alexandria Estates MHP
 Alexandria, MN             110,650        594,455         705,105
Maplewood MHP
 Lake City, MN               54,300        449,518         503,818
Hardee's Restaurant
 Mundelein, IL (vacant)        -              -               -
Hardee's Restaurant
 Joliet, IL (vacant)           -              -               -
South Hills Office
 Beaver Dam, WI              15,245        124,623         139,868
Hardee's Restaurant
 Eagan, MN                     -              -               -
Hickory Lane MHP
 Little Chute, WI              -              -               -
Firestone Auto Service Center
 Neenah, WI                 157,779        201,153         358,932
Northrup Court Apartments
 North Canton, OH           254,086      2,231,251       2,485,337
Parkwood Estates MHP
 Willmar, MN                   -              -               -

Cedar Crossing Apartments
 Frederick, MD              471,017      3,815,365       4,286,382
                          ---------     ----------      ----------
Total                     1,214,304      9,803,840      11,018,144
                          =========     ==========      ==========

RAL- YIELD EQUITIES IV LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
December 31, 1997
Col. A                  Col. F      Col. G     Col. H    Col. I
-------------------- -----------  ----------- ---------- --------
                                                        Depreciable
                     Accumulated                 Date    Life per
                     Depreciation   Date of  Acquired by  Income
Description          (Book basis) Construction  P-shp    Statement
-------------------- ------------ ------------ --------- ----------
South Hills MHP
 Beaver Dam, WI       $542,438      VAR        12/31/86     (d)
Vacant Auto Service Center
 Menasha, WI              -         1987       04/16/87     (d)
Vacant Restaurant
 Longmont, Co             -         1987       04/28/87     (d)
Lakeshore Terrace MHP
 Rice Lake, WI         285,902       VAR       06/30/87     (d)
Alexandria Estates MHP
 Alexandria, MN        203,190       VAR       08/17/87     (d)
Maplewood MHP
 Lake City, MN         147,687       VAR       08/17/87     (d)
Hardee's Restaurant
 Mundelein, IL(vacant)    -         1986       08/18/87     (d)
Hardee's Restaurant
 Joliet, IL (vacant)      -         1986       08/18/87     (d)
South Hills Office
 Beaver Dam, WI         39,005       VAR       09/03/87     (d)
Hardee's Restaurant
 Eagan, MN                -         1987       09/10/87     (d)
Hickory Lane MHP
 Little Chute, WI         -          VAR       10/30/87     (d)
Firestone Auto Service Center
 Neenah, WI            102,324      1987       02/02/88     (d)
Northrup Court Apartments
 North Canton, OH      798,752      1986       03/08/88     (d)
Parkwood Estates MHP
 Willmar, MN              -          VAR       06/10/88     (d)

Cedar Crossing Apartments                       8/19/88
 Frederick, MD       1,393,710      1986       12/23/88     (d)
                     ---------
Total                3,513,008
                     =========


               RAL-YIELD EQUITIES IV LIMITED PARTNERSHIP
                        (A Wisconsin Limited Partnership)
NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1997.

(b)  Includes personal property.  The Joliet and Mundelien,
Illinois properties were written down to management's estimated net realizable value during 1996. The write-downs were based on the current real estate market conditions in the respective areas.
These properties were sold during 1997.

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

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                           Years
                              --------------------------------
                                  Financial              Income
                                  Statement                Tax
                                  Purposes              Purposes
                                  ---------             --------
Buildings and Improvements           30                  15-40
Personal Property                   5-7                   5-12

(e)     Reconciliation of Real Estate
-------------------------------------
Balance at January 1, 1995                           $13,302,908

     Acquisitions                                              0
     Improvements                                         80,812
     Cost of investment property sold                          0
                                                     -----------
Balance at December 31, 1995                          13,383,720

     Acquisitions                                              0
     Improvements                                         10,779
     Reduction of net realizable value                  (158,859)
     Cost of investment property sold                 (1,034,662)
                                                     -----------
Balance at December 31, 1996                          12,200,978

     Acquisitions                                              0
     Improvements                                         83,830
     Cost of investment property sold                 (1,266,664)
                                                     -----------
Balance at December 31, 1997                         $11,018,144
                                                     ===========

                    RAL-YIELD EQUITIES IV LIMITED PARTNERSHIP
                        (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1995                             $ 2,916,170

  Depreciation expense for 1995                            407,955
  Sale of investment property                                    0
                                                        ----------
Balance at December 31, 1995                             3,324,125
  Depreciation expense for 1996                            359,409
  Cost of investment property sold                        (221,031)
                                                        ----------
Balance at December 31, 1996                             3,462,503

  Depreciation expense for 1997                            317,169
  Cost of investment property sold                        (266,664)
                                                        ----------
Balance at December 31, 1997                            $3,513,008
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


DATE:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date
----------------------------------------------------------------

Robert A. Long            General Partner of RAL       3/27/98
--------------------      Yield + Equities IV          -------
Robert A. Long            Limited Partnership


John A. Hanson            General Partner of RAL       3/27/98
--------------------      Yield + Equities IV          -------
John A. Hanson            Limited Partnership


Douglas C. Heston         President, First Financial   3/27/98
--------------------      Realty Management            -------
Douglas C. Heston