Form 10-Q
period 1998-03-31
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1998-05-15
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                               March 31, 1998
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT MARCH 31, 1998 AND DECEMBER 31, 1997
                                        UNAUDITED       AUDITED
                                         MAR 31,     DECEMBER 31,
         ASSETS                            1998          1997
--------------------------------       -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,589,694 in 1998 and
$3,513,008 in 1997 and an
allowance to reduce carrying
value of $124,297 in 1998 and
$124,297 in 1997                         7,436,840       7,505,136
CASH AND CASH EQUIVALENTS                1,489,689       1,441,372
RENT AND OTHER RECEIVABLES                  19,111          14,057
OTHER ASSETS                                12,026          23,495
DEFERRED CHARGES (less accumulated
amortization of $3,262 in 1998
and $3,045 in 1997)                         19,406          19,623
                                       -----------     -----------
TOTAL ASSETS                             8,977,072       9,003,683
                                       ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      144,307         134,183
DEFERRED RENTS                              13,738          40,164
TENANT SECURITY DEPOSITS                   126,572         122,440
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                             394,186         402,830
                                       -----------     -----------
TOTAL LIABILITIES                          678,803         699,617

GENERAL PARTNERS' CAPITAL                  (94,113)       (103,823)
LIMITED PARTNERS' CAPITAL                8,392,382       8,407,889
                                       -----------     -----------
PARTNERS' CAPITAL                        8,298,269       8,304,066
                                       -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                 8,977,072       9,003,683
                                       ===========     ===========

     The accompanying notes are an integral part of these statements.

                                  I-1



                    RAL YIELD + EQUITIES IV
                      LIMITED PARTNERSHIP

                        Statement of Operations
          For the three months ended March 31, 1998 and 1997
                                 Unaudited
                          3 MONTHS       3 MONTHS
                        ENDED MARCH     ENDED MARCH
                         31, 1998        31, 1997
                        -----------     -----------
REVENUE:
  Rental income            490,391      487,013
  Interest income           19,464        4,235
  Other Income              20,273       27,622
                           -------      -------
                           530,128      518,870

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses                 224,258      267,046
  Management fees           25,295       25,534
  Bad Debts (Received)        (324)       3,694
  Depreciation and
   amortization             76,904       79,279
                           -------      -------
                           326,133      375,553
                           -------      -------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE        203,995      143,317
                           -------      -------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE              (9,792)      (8,612)
                           -------      -------

NET INCOME                 194,203      134,705
                           =======      =======

 The accompanying notes are an integral part of these statements.

                                  I-2



                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
         For the three months ended March 31, 1998 and for the year ended December 31, 1997

                                      UNAUDITED
                              General      Limited
                              Partner      Partners
                         (5% ownership) (95% ownership)    Total
                         -------------   ------------    ---------
BALANCE, January 1, 1997     (98,014)     8,518,270     8,420,256
                             --------    -----------   -----------
NET INCOME                    33,988        645,763       679,751

CASH DISTRIBUTIONS           (39,797)      (756,144)     (795,941)
                             --------    -----------   -----------

BALANCE, December 31, 1997  (103,823)     8,407,889     8,304,066
                             ========    ===========   ===========

NET INCOME                     9,710        184,493       194,203

CASH DISTRIBUTIONS                 0       (200,000)     (200,000)
                             --------    -----------   -----------

BALANCE, March 31, 1998      (94,113)     8,392,382     8,298,269
                             ========    ===========   ===========

      The accompanying notes are an integral part of these statements.














                                  I-3


                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
      For the three months ended March 31, 1998 and 1997

                                         UNAUDITED
                               3 MONTHS               3 MONTHS
                             ENDED MAR 31,          ENDED MAR 31,
                                  1998                   1997
                            ---------------        ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                       194,203               134,705
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization      76,904                79,279
 Affiliate's participation in
   income from joint venture         9,792                 8,612
 Changes in assets and
   liabilities:
 Accounts receivable                (5,054)                4,323
 Other assets                       11,469                 9,849
 Accounts payable and
   accrued expenses                 10,124               (12,092)
 Tenant security deposits          (26,426)               17,611
 Deferred rents                      4,132                 4,048
                                  --------              --------
Net Cash provided by
 operating activities:             275,144               246,335
                                  --------              --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

Additions to property and
 equipment                          (8,390)                    0
                                  --------              --------
 Net Cash used for
  investing activities              (8,390)                    0
                                  --------              --------










                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash Distributions
   to Partners                    (200,000)               (222,257)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (18,437)                (11,062)
                                  --------              ----------
Net Cash provided from (used
  for) financing activities       (218,437)               (233,319)
                                  --------              ----------
Increase (Decrease) in
  cash balance                      48,317                  13,016

Cash balance beginning
  of period                      1,441,372                 381,659
                                 ---------               ---------

Cash balance end of period       1,489,689                 394,675
                                 ==========             ===========



      The accompanying notes are an integral part of these statements.

                RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Yield + Equities IV Limited Partnership is omitting its footnote disclosure. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1997. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Copies of the audited financial statements will be furnished upon request.

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

The Partnership sold one of the mobile home communities and two of the commercial properties during 1993. An additional commercial property was sold in 1994. On July 31, 1996 the Partnership sold the mobile home community in Willmar, Minnesota. In December 1997 the Partnership sold the Hardee's Restaurants located in Mundelein, Illinois and Joliet, Illinois.

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

Net cash provided by operating activities for the three months ended March 31 was $275,144 in 1998 and $246,335 in 1997. The
increase in operating cash flow from 1997 to 1998 is a result of several items:

1. Expenses, principally real estae taxes, associated with the vacant Hardee's Restaurants which were sold in 1997 decreased by $8,600.

2. The water leaks in the Cedar Crossings Apartments were repaired, therefore sewer and water expense decreased by $10,000.

3.  Interest income increased by approximately $15,000.

The Partnership has not experienced, and is not currently experi-encing any liquidity problems.

A distribution of cash flow from operations totaling approximately $200,000 was made to the Limited Partners in March, 1998. Total limited partner distributions made during 1997 were approximately
$756,000.

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

Results of Operations:

Gross revenues for the three months ended March 31 were $530,128 in 1998 compared to $518,870 in 1997. Total expenses for the three months ended March 31 were $326,133 in 1998 and $375,553 in 1997.

The increase in gross revenues is due primarily to the increase in interest income.

Expenses were reduced by approximated $45,000 as follows:

  1. Decrease in real estate taxes and other expenses of $12,000 related to the Hardee's properties which were sold.

  2.  Decrease in sewer and water of $10,000 as noted above.

  3.  Decrease in repairs and maintenance of $6,000 at Northrup
Court Apartments.

  4. Decrease in various operating expenses including payroll cost, snow removal and insurance of approximately $14,000.

Net income for the three months ended March 31 was $194,203 in 1998 compared to $134,705 in 1997.

The leasees of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the three months ended March 31, 1998 and calendar year 1997:
                                         3 Months ended
                                          Mar. 31, 1998      1997
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               97%            94%
     3.    Maplewood MHP                       96%            96%
     4.    Alexandria MHP                      92%            82%
     5.    Northrup Court Apartments           90%            91%
     6.    Cedar Crossing Apartments          100%            97%

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


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  May 14, 1998                         Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner