Form 10-Q
period 1998-06-30
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1998-08-12
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                               June 30, 1998
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
       BALANCE SHEETS AT JUNE 30, 1998 AND DECEMBER 31, 1997
                                      UNAUDITED       AUDITED
                                       JUNE 30,     DECEMBER 31,
         ASSETS                          1998          1997
--------------------------------     -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,666,380 in 1998 and
$3,513,008 in 1997 and an
allowance to reduce carrying
value of $124,297 in 1998 and
$124,297 in 1997                       7,389,886       7,505,136
CASH AND CASH EQUIVALENTS                992,681       1,441,372
RENT AND OTHER RECEIVABLES                34,460          14,057
OTHER ASSETS                               3,859          23,495
DEFERRED CHARGES (less accumulated
amortization of $3,407 in 1998
and $3,045 in 1997)                       46,846          19,623
                                     -----------     -----------
TOTAL ASSETS                           8,467,732       9,003,683
                                     ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES    154,063         134,183
DEFERRED RENTS                            11,855          40,164
TENANT SECURITY DEPOSITS                 129,019         122,440
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                           403,490         402,830
                                     -----------     -----------
TOTAL LIABILITIES                        698,427         699,617

GENERAL PARTNERS' CAPITAL                (94,658)       (103,823)
LIMITED PARTNERS' CAPITAL              7,863,963       8,407,889
                                     -----------     -----------
PARTNERS' CAPITAL                      7,769,305       8,304,066
                                     -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               8,467,732       9,003,683
                                     ===========     ===========

     The accompanying notes are an integral part of these statements.


                                  I-1

                        RAL YIELD + EQUITIES IV
                          LIMITED PARTNERSHIP

                        Statement of Operations
    For three months and six months ended June 30, 1998 and 1997
                                    Unaudited

                      3 MONTHS   6 MONTHS   3 MONTHS   6 MONTHS
                     ENDED JUNE ENDED JUNE ENDED JUNE ENDED JUNE
                      30, 1998   30, 1998   30, 1997   30, 1997
                     ---------- ---------- ---------- ----------
REVENUE:
  Rental income         501,257   991,648   491,154     978,167
  Interest income        16,305    35,769     3,513       7,748
  Other Income           19,030    39,303    23,961      51,583
                        -------   -------   -------   ---------
                        536,592 1,066,720   518,628   1,037,498

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses              243,008   467,266   263,154     530,200
  Management fees        25,755    51,050    25,280      50,814
  Bad debts               1,082       758       871       4,565
  Depreciation and
   amortization          76,830   153,734    79,280     158,559
                        -------   -------   -------    --------
                        346,675   672,808   368,585     744,138
                        -------   -------   -------    --------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE     189,917   393,912   150,043     293,360
                        -------   -------   -------    --------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE           (9,305)  (19,097)   (7,998)    (16,610)
                        -------   -------   -------    --------

NET INCOME              180,612   374,815   142,045     276,750
                        =======   =======   =======     =======


 The accompanying notes are an integral part of these statements.

                                  I-2

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
             For the six months ended June 30, 1998 and
                for the year ended December 31, 1997

                                      UNAUDITED
                          General      Limited
                          Partner      Partners
                     (5% ownership) (95% ownership)  Total
                     -------------   ------------  ---------
BALANCE, January 1, 1997 (98,014)     8,518,270    8,420,256
                         --------    -----------  ----------
NET INCOME                33,988        645,763      679,751

CASH DISTRIBUTIONS       (39,797)      (756,144)    (795,941)
                        --------     ----------   ----------

BALANCE, Dec. 31, 1997  (103,823)     8,407,889    8,304,066
                        ========      =========    =========

NET INCOME                18,741        356,074      374,815

CASH DISTRIBUTIONS        (9,576)      (900,000)    (909,576)
                        --------      ---------    ---------

BALANCE, June 30, 1998   (94,658)     7,863,963    7,769,305
                        ========      =========    =========





      The accompanying notes are an integral part of these statements.











                                  I-3


                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
        For the six months ended June 30, 1998 and 1997

                                         UNAUDITED
                               6 MONTHS             6 MONTHS
                           ENDED JUNE 30,        ENDED JUNE 30,
                                1998                 1997
                            ---------------     ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                       374,815           276,750
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     153,734           158,559
 Affiliate's participation in
   income from joint venture        19,097            16,610
 Changes in assets and
   liabilities:
 Accounts receivable               (20,403)            4,860
 Other assets                       (7,949)           19,683
 Accounts payable and
   accrued expenses                 19,880            19,650
 Deferred rents                    (28,309)          (17,903)
 Tenant security deposits            6,579             6,896
                                  --------          --------
Net Cash provided by
  operating activities:            517,444           485,105
                                  --------          --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

Additions to property and
  equipment                        (38,122)          (15,854)
                                  --------          --------
 Net Cash used for
   investing activities            (38,122)          (15,854)
                                  --------          --------









                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash distributions
  to Partners                     (909,576)         (374,889)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (18,437)          (22,124)
                                  --------          --------
Net Cash provided from (used
  for) financing activities       (928,013)         (397,013)
                                  --------          --------
Increase (Decrease) in
  cash balance                    (448,691)           72,238

Cash balance beginning
  of period                      1,441,372           381,659
                                 ---------           -------

Cash balance end of period         992,681           453,897
                                 ==========         ========



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

Net cash provided by operating activities for the six months ended June 30 was $517,444 in 1998 and $484,908 in 1997. Increase in
operating cash flow from 1998 to 1997 is a result of several items:

1.  Increase in rental from mobile home parks of $13,500.

2.  Interest income increase by approximately $28,000.

3. Expenses, principally real estate taxes, associated with the vacant Hardee's Restaurants which were sold in 1997 decreased by $17,200.

4. The water leaks at Cedar Crossings Apartments were repaired, therefore sewer and water expense decreased by $17,000.

As of June 30, 1998 the Partnership had cash of approximately
$993,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totaled approximately $295,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems, due to the nature of the current liabilities. Approximately $129,000 of the current liabilities represent tenant security deposits. The majority of current liabilities are accrued and escrowed real estate taxes payable in installments during 1998 and 1999. The Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations and sale proceeds of $200,000 and $500,000, respectively, were made to the Limited
Partners in May, 1998. Total limited partner distributions made during 1997 were approximately $756,000.

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

Results of Operations:

Gross revenues for the six months ended June 30 were $1,066,720 in 1998 compared to $1,037,498 in 1997. Total expenses for the six months ended June 30 were $672,808 in 1998 and $744,138 in 1997.

Net income for the six months ended June 30 was $374,815 in 1998 compared to $275,746 in 1997.

The increase in gross revenues is due primarily to the increase in interest income. Expenses were reduced by approximately $71,000 as follows:

1. Decrease in insurance expense of $13,700 from rate reductions and refunds.

2.  Decrease in payroll and maintenance expenses of $18,000.

3.  Decrease in sewer and water of $17,000 as noted above.

4. Decrease in real estate taxes of $17,200 related to the Hardee's properties which were sold.

The leasees of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.


The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the six months ended June 30, 1998 and calendar year 1997:
                                         6 Months ended
                                          June 30, 1998      1997
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               97%            94%
     3.    Maplewood MHP                       96%            96%
     4.    Alexandria MHP                      93%            82%
     5.    Northrup Court Apartments           91%            91%
     6.    Cedar Crossing Apartments           99%            97%


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


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  August 6, 1998                         Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner