Form 10-Q
period 1998-09-30
RAL YIELD PLUS EQUITIES IV LTD PARTNERSHIP
filed 1998-11-16
CIK 799126

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended
                              September 30, 1998
                                    OR

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

            Item 1.     Financial Statements                I-1

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           I-7

PART II     OTHER INFORMATION (none)

            Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures



































                     RAL YIELD + EQUITIES IV
                       LIMITED PARTNERSHIP
  BALANCE SHEETS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                      UNAUDITED       AUDITED
                                    SEPTEMBER 30,   DECEMBER 31,
         ASSETS                          1998          1997
--------------------------------     -----------    ------------
INVESTMENT PROPERTIES, less
accumulated depreciation of
$3,742,778 in 1998 and
$3,513,008 in 1997 and an
allowance to reduce carrying
value of $124,297 in 1998 and
$124,297 in 1997                       7,333,956       7,505,136
CASH AND CASH EQUIVALENTS                549,309       1,441,372
RENT AND OTHER RECEIVABLES                33,082          14,057
OTHER ASSETS                              43,994          23,495
DEFERRED CHARGES (less accumulated
amortization of $3,625 in 1998
and $3,047 in 1997)                       61,888          19,623
                                     -----------     -----------
TOTAL ASSETS                           8,022,229       9,003,683
                                     ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES    137,275         134,183
DEFERRED RENTS                            11,163          40,164
TENANT SECURITY DEPOSITS                 131,005         122,440
AFFILIATE'S PARTICIPATION IN
 JOINT VENTURE                           412,163         402,830
                                     -----------     -----------
TOTAL LIABILITIES                        691,606         699,617

GENERAL PARTNERS' CAPITAL               (116,592)       (103,823)
LIMITED PARTNERS' CAPITAL              7,447,215       8,407,889
                                     -----------     -----------
PARTNERS' CAPITAL                      7,330,623       8,304,066
                                     -----------     -----------
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               8,022,229       9,003,683
                                     ===========     ===========

     The accompanying notes are an integral part of these statements.

                                 I-1



                        RAL YIELD + EQUITIES IV
                          LIMITED PARTNERSHIP

                        Statement of Operations
For three months and nine months ended September 30, 1998 and 1997
                                    Unaudited

                      3 MONTHS   9 MONTHS   3 MONTHS   9 MONTHS
                     ENDED SEPT ENDED SEPT ENDED SEPT ENDED SEPT
                      30, 1998   30, 1998   30, 1997   30, 1997
                     ---------- ---------- ---------- ----------
REVENUE:
  Rental income         505,839 1,497,487   489,071   1,467,238
  Interest income        10,079    45,848     3,895      11,643
  Other Income           15,825    55,128    25,374      76,957
                        ------- ---------   -------   ---------
                        531,743 1,598,463   518,340   1,555,838

OPERATING EXPENSES:

  Property operation
  and administrative
  expenses              228,088   695,354   243,378     773,578
  Management fees        25,827    76,877    25,914      76,728
  Bad debts                (358)      400      (136)      4,429
  Depreciation and
  amortization           76,616   230,350    79,264     237,823
                        ------- ---------   -------   ---------
                        330,173 1,002,981   348,420   1,092,558
                        ------- ---------   -------   ---------

NET INCOME BEFORE AFFILIATE'S
 PARTICIPATION IN INCOME
 FROM JOINT VENTURE     201,570   595,482   169,920     463,280
                        -------   -------   -------    --------

AFFILIATE'S PARTICIPATION
 IN INCOME FROM
 JOINT VENTURE           (8,673)  (27,770)   (9,765)    (26,375)
                        -------   -------   -------    --------

NET INCOME              192,897   567,712   160,155     436,905
                        =======   =======   =======     =======

 The accompanying notes are an integral part of these statements.

                                  I-2

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP

             Statements of Changes in Partners' Capital
         For the nine months ended September 30, 1998 and
                for the year ended December 31, 1997

                                      UNAUDITED
                          General      Limited
                          Partner      Partners
                     (5% ownership) (95% ownership)  Total
                     -------------   ------------  ---------
BALANCE, January 1, 1997 (98,014)     8,518,270    8,420,256
                         --------    -----------  ----------
NET INCOME                33,988        645,763      679,751

CASH DISTRIBUTIONS       (39,797)      (756,144)    (795,941)
                        --------     ----------   ----------

BALANCE, Dec. 31, 1997  (103,823)     8,407,889    8,304,066
                        ========      =========    =========

NET INCOME                28,386        539,326      567,712

CASH DISTRIBUTIONS       (41,155)    (1,500,000)   1,541,155
                        --------      ---------    ---------

BALANCE,
 September 30, 1998     (116,592)     7,447,215    7,330,623
                        ========      =========    =========





      The accompanying notes are an integral part of these statements.










                                  I-3

                     RAL YIELD + EQUITIES IV
                        LIMITED PARTNERSHIP
                      Statements of Cash Flows
     For the nine months ended September 30, 1998 and 1997

                                         UNAUDITED
                               9 MONTHS             9 MONTHS
                          ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                1998                 1997
                            ---------------     ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                       567,712           436,905
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
 Depreciation and amortization     230,350           237,823
 Affiliate's participation in
   income from joint venture        27,770            26,375
 Changes in assets and
   liabilities:
 Accounts receivable               (19,025)             (501)
 Other assets                      (63,344)          (10,219)
 Accounts payable and
   accrued expenses                  3,092           (22,442)
 Deferred rents                    (29,001)            6,039
 Tenant security deposits            8,565           (13,075)
                                  --------          --------
Net Cash provided by
  operating activities:            726,119           660,905
                                  --------          --------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:

 Additions to property and
  equipment                        (58,590)          (54,234)
                                  --------          --------
 Net Cash provided from (used for)
   investing activities            (58,590)          (54,234)
                                  --------          --------







                                  I-4



CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Cash distributions
  to Partners                   (1,541,155)         (582,520)
Allocated distributions of
  cash flow to joint venture
  partner-affiliate                (18,437)          (29,498)
                                  --------          --------
Net Cash provided from (used
  for) financing activities     (1,559,592)         (612,018)
                                 ---------          --------
Increase (Decrease) in
  cash balance                    (892,063)           (5,347)

Cash balance beginning
  of period                      1,441,372           381,659
                                 ---------           -------

Cash balance end of period         549,309           376,312
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

The Partnership sold one of the mobile home communities and two of the commercial properties during 1993. An additional commercial property was sold in 1994. On July 31, 1996 the Partnership sold a mobile home community in Willmar, Minnesota. In December 1997, the Partnership sold the Hardee's Restaurants located in Mundelein, Illinois and Joliet, Illinois.

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

Net cash provided by operating activities for the nine months ended September 30 was $726,119 in 1998 and $660,905 in 1997. The increase in operating cash flow from 1998 to 1997 was due to the following:

1.  Increase in rental income at the mobile home parks of $30,200.

2.  Increase in interest income of $45,800.

3. The water leaks at Cedar Crossings Apartments were repaired, therefore sewer and water expense decreased by $11,000.

As of September 30, 1998 the Partnership had cash of approximately $549,000 consisting of undistributed cash flow, working capital reserves, and tenant security deposits. Current liabilities totaled approximately $279,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $131,000 of the current liabilities represent tenant security deposits. The majority of current liabilities are accrued and escrowed real estate taxes payable in installments during 1998 and 1999. The Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations and sales proceeds of $200,000 and $700,000, respectively, were was made to the Limited
Partners in August, 1998. Total limited partner distributions made during 1997 were approximately $756,000.

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

Near the site of the Northrup Court Apartments in North Canton, Ohio a series of sinkholes have been occurring; the latest sinkhole was directly across the street from Northrup Court Apartments. It measured 5-6 feet deep and eight feet across, and is apparently caused by the settling of abandoned mine shafts. Should a sinkhole(s) occur at Northrup Court, it could cause extensive damage. While insurance is in place for sinkhole damage, the protection amount is limited. Therefore, the Partnership could suffer extensive uninsured losses if a sinkhole strikes the apartment project.

Results of Operations:

Gross revenues for the nine months ended September 30 were $1,598,463 in 1998 compared to $1,555,838 in 1997. Total expenses for the nine months ended September 30 were $1,002,981 in 1998 and $1,092,558 in 1997.

Net income for the nine months ended September 30 was $595,482 in 1998 compared to $436,905 in 1997.

The increase in gross revenues is due primarily to the increase in interest income and rental income at the mobile home parks.
Expenses were reduced by approximately $90,000 as follows:

1. Decrease in insurance expense of $20,200 from rate reductions and refunds.

2.  Decrease in maintenance expenses of $20,900.

3.  Decrease in sewer and water of $11,000 as noted above.

4. Decrease in real estate taxes of $22,400 related to the Hardee's properties which were sold.

The leases of the commercial properties are currently paying rent based on the minimum lease payments. Certain tenant leases provide for rental payments based on a percentage of purchase price of the properties or a percentage of sales whichever is greater. None of the Partnership's tenants are currently generating a sales volume which would trigger percentage rent.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties during the nine months ended September 30, 1998 and calendar year
1997:
                                         9 Months ended
                                       September 30, 1998    1997
                                         --------------      ----
     1.    South Hills MHP                     99%            99%
     2.    Lakeshore Terrace MHP               98%            94%
     3.    Maplewood MHP                       95%            96%
     4.    Alexandria MHP                      92%            82%
     5.    Northrup Court Apartments           92%            91%
     6.    Cedar Crossing Apartments           99%            97%


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


Subsequent Event:

On October 26, 1998, the Partnership sold all of its properties for $8,466,000. The Partnership intends to distribute the net proceeds from the sale and dissolve the Partnership by December 31, 1998.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         RAL YIELD + EQUITIES IV LIMITED PARTNERSHIP
                         (Registrant)


Date:  November 10, 1998                    Robert A. Long
                                            ----------------------
                                            Robert A. Long
                                            General Partner